Form 10-K
period 2022-07-31
Ferguson plc
filed 2022-09-27
CIK 1832433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
Commission File Number: 001-40066

Ferguson plc
(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	98-1499339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1020 Eskdale Road, Winnersh Triangle, Wokingham,
Berkshire, RG41 5TS, United Kingdom
+44 (0) 118 927 3800

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Ordinary Shares of 10 pence	FERG	The New York Stock Exchange
London Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒Yes    ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     ☐Yes    ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files). ☒ Yes
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financing reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒Yes    ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒ No
The aggregate market value of the voting shares held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Ferguson plc’s most recently completed second fiscal quarter (January 31, 2022), was $34,721,011,396. Ferguson plc has no non-voting common equity. As of September 12, 2022, the number of outstanding ordinary shares was 209,756,022.
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
Ferguson plc (the “Company”), a corporation organized under the laws of Jersey, Channel Islands, qualifies as a foreign private issuer in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company voluntarily has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States Securities and Exchange Commission (“SEC”) instead of filing on the reporting forms available to foreign private issuers.

TABLE OF CONTENTS

CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, the terms “Company,” “Ferguson,” “we,” “us,” and “our” and other similar terms refer to Ferguson plc and its consolidated subsidiaries. Except as otherwise specified or the context otherwise requires, references to years indicate our fiscal year ended July 31 of the respective year. For example, references to “fiscal 2022” or similar references refer to the fiscal year ended July 31, 2022.
MARKET AND INDUSTRY DATA
The information in this Annual Report on Form 10-K (the “Annual Report”) that has been sourced from third parties has been accurately reproduced and, as far as we are aware and able to ascertain from the information published by that third party, no facts have been omitted that would render the reproduced information inaccurate or misleading. Industry publications generally state that their information is obtained from sources they believe reliable but that the accuracy and completeness of such information is not guaranteed and that the projections they contain are based on a number of significant assumptions. We are not aware of any exhaustive industry or market reports that cover or address our specific markets.
TRADEMARKS
All trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the symbols ® and ™, but such references should not be construed as any indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Certain information included in this Annual Report is forward-looking, including within the meaning of the Private Securities Litigation Reform Act of 1995, and involves risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Forward-looking statements cover all matters which are not historical facts and include, without limitation, statements or guidance regarding or relating to our future financial position, results of operations and growth, projected interest in and ownership of our ordinary shares by domestic U.S. investors, plans and objectives for future capabilities, risks associated with changes in global and regional economic, market and political conditions, ability to manage supply chain challenges, ability to manage the impact of product price fluctuations, our financial condition and liquidity, legal or regulatory changes, and other statements concerning the success of our business and strategies.
Forward-looking statements can be identified by the use of forward-looking terminology, including terms such as “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “intends,” “continues,” “plans,” “projects,” “goal,” “target,” “aim,” “may,” “will,” “would,” “could” or “should” or, in each case, their negative or other variations or comparable terminology and other similar references to future periods. Forward-looking statements speak only as of the date on which they are made. They are not assurances of future performance and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Although we believe that the forward-looking statements contained in this Annual Report are based on reasonable assumptions, you should be aware that many factors could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
•weakness in the economy, market trends, uncertainty and other conditions in the markets in which we operate, and other factors beyond our control, including any macroeconomic or other consequences of the current conflict in Ukraine;
•failure to rapidly identify or effectively respond to direct and/or end customers’ wants, expectations or trends;
•decreased demand for our products as a result of operating in highly competitive industries and the impact of declines in the residential and non‐residential markets, as well as the repair, maintenance and improvement (“RMI”) and new construction markets;
•changes in competition, including as a result of market consolidation;
•failure of a key information technology system or process as well as exposure to fraud or theft resulting from payment‐related risks;

•privacy and protection of sensitive data failures, including failures due to data corruption, cybersecurity incidents or network security breaches;
•ineffectiveness of or disruption in our domestic or international supply chain or our fulfillment network, including delays in inventory, increased delivery costs or lack of availability;
•failure to effectively manage and protect our facilities and inventory;
•unsuccessful execution of our operational strategies;
•failure to attract, retain and motivate key associates;
•exposure of associates, contractors, customers, suppliers and other individuals to health and safety risks;
•inherent risks associated with acquisitions, partnerships, joint ventures and other business combinations, dispositions or strategic transactions;
•regulatory, product liability and reputational risks and the failure to achieve and maintain a high level of product and service quality;
•inability to renew leases on favorable terms or at all, as well as any remaining obligations under a lease if we close a facility;
•changes in, interpretations of, or compliance with tax laws in the United States, the United Kingdom, Switzerland or Canada;
•our indebtedness and changes in our credit ratings and outlook;
•fluctuations in foreign currency and product prices (e.g., commodity-priced materials, inflation/deflation);
•funding risks related to our defined benefit pension plans;
•legal proceedings as well as failure to comply with domestic and foreign laws and regulations or the occurrence of unforeseen developments such as litigation;
•risks associated with the relocation of our primary listing to the United States and any volatility in our share price and shareholder base in connection therewith;
•the costs and risk exposure relating to environmental, social and governance (“ESG”) matters;
•adverse impacts caused by the COVID‐19 pandemic (or related variants); and
•other risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of this Annual Report.
Additionally, forward-looking statements regarding past trends or activities should not be taken as a representation that such trends or activities will continue in the future. Other than in accordance with our legal or regulatory obligations, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Part I
Item 1.Business
Overview
Ferguson’s operations are based, through its subsidiaries, in North America, where Ferguson is a value-added distributor providing expertise, solutions and products from infrastructure, plumbing and appliances to heating, ventilation and air conditioning (“HVAC”), fire, fabrication and more. We exist to make our customers’ complex projects simple, successful and sustainable. We sell through a common network of distribution centers, branches and specialist sales associates, counter service, showroom consultants and e-commerce.
The Company has a long history and expanded its businesses in the 1980s through organic growth and acquisitions in the United States, Canada and Europe, including the acquisition in 1982 of Ferguson Enterprises, LLC (“Ferguson Enterprises”), the Company’s U.S. subsidiary. As the business in the United States continued to grow and Ferguson Enterprises became the Company’s largest subsidiary, the Company’s focus shifted to North American markets. As a result, the operating businesses across Europe were sold and/or disposed of through various historical transactions, with the most recent disposal being the sale of Ferguson’s shares in Wolseley UK Limited (the “U.K. business”) on January 29, 2021.
The Company was incorporated and registered in Jersey on March 8, 2019 under the Jersey Companies Law, as a private limited company under the name Alpha JCo Limited with company number 128484. The Company converted its status to a public limited company and changed its name to Ferguson Newco plc on March 26, 2019. The Company then changed its name to Ferguson plc on May 10, 2019. Although our jurisdiction of organization is Jersey, we manage our affairs so that we are centrally managed and controlled in the United Kingdom and therefore we are a tax resident of the United Kingdom. The Company’s registered office address is 13 Castle Street, St Helier, Jersey JE1 1ES, Channel Islands, and the Company’s corporate headquarters address is 1020 Eskdale Road, Winnersh Triangle, Wokingham, Berkshire RG41 5TS and its telephone number is +44 (0) 118 927 3800. The Company is also registered in the United Kingdom as Ferguson Group Holdings, U.K. Establishment No. BR021199. Our management office in the United States is located at 12500 Jefferson Ave, Newport News, VA 23602.
Ferguson is listed on the New York Stock Exchange (NYSE: FERG) and the London Stock Exchange (LSE: FERG).
Business segments
The Company’s reportable segments are established based on how the Company manages its business and allocates resources, which is on a geographical basis. The Company’s reportable segments are the United States and Canada. For further segment information, see Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Annual Report (the “Consolidated Financial Statements”). Below is a description of the Company’s reportable segments.
United States segment
The United States segment contributed 95%, 94% and 95% of net sales from continuing operations in fiscal 2022, 2021 and 2020, respectively.
The United States segment operates primarily under the Ferguson brand and provides expertise, solutions, and products, from infrastructure, plumbing and appliances to HVAC, fire, fabrication and more, to residential and non-residential contractors. Its products are delivered through a common network of distribution centers, branches and specialist sales associates, counter service, showroom consultants and e-commerce. As of July 31, 2022, the United States business operated 1,509 branches and 10 national distribution centers serving all 50 states with approximately 33,000 associates. These locations provide same-day and next-day product availability, which we believe to be a competitive advantage and an important requirement for customers. In addition, our United States business operates two market distribution centers (“MDCs”) in Denver, Colorado and Phoenix, Arizona for branch replenishment and final mile distribution to customers.
Canada segment
The Canada segment contributed 5%, 6% and 5% of net sales from continuing operations in fiscal 2022, 2021 and 2020, respectively.

The Canada segment operates primarily under the Wolseley brand and supplies plumbing, HVAC and refrigeration products to residential and commercial contractors. The Canada segment also supplies specialist water and wastewater treatment products to residential, commercial and infrastructure contractors, and supplies pipe, valves and fittings (“PVF”) solutions to industrial customers. As of July 31, 2022, the Canada business operated 211 branches with one national distribution center and approximately 3,000 associates.
Business model
We have a balanced approach to attractive end markets and serve customers principally in North America with approximately 54% of our net sales to residential markets and 46% to non-residential markets. Our net sales within the residential and non-residential markets are also balanced between RMI (approximately 60% of our net sales) and new construction (approximately 40% of our net sales).
Our business bridges the gap between a large and fragmented supplier base with an even larger and more fragmented customer base. As of July 31, 2022, we had more than 37,000 suppliers, with no supplier accounting for more than 5% of total cost of sales, which provides us access to a diverse and broad range of quality products. We serve our customers through a network of 11 national distribution centers, two MDCs, 5,600 fleet vehicles, 1,720 branches and approximately 36,000 associates, in each case, as of July 31, 2022. No single customer accounted for more than 1% of net sales in fiscal 2022.
Customers
Our purpose is to act as a trusted supplier and partner to our customers, providing innovative products and solutions to help make their complex projects simple, successful and sustainable. We offer expertise and a broad range of products delivered where and when our customers need them. Customers rely on us to help them deliver critical infrastructure spanning almost every stage of projects within the residential and non-residential markets. Whatever the future challenges, we will continue to partner with our customers to keep millions of homes and businesses operating while helping them to run their business more efficiently.
Ferguson operates in highly fragmented markets, with no one market dominated by any single distributor. We are positioned as one of the top distributors in most markets we serve, including residential, commercial, civil/infrastructure and industrial.
Value-added products and solutions
Our purpose is to act as a trusted supplier and partner to our customers, providing innovative products and solutions to make their projects better. With our value-added solutions, we aim to increase productivity for our customers and for the industry. Our value-added solutions include a variety of sales channels available to our customers ranging from inside and outside sales teams, sales centers, digital commerce capabilities, system-to-system capabilities, counter sales and showrooms. We also offer customized solutions such as virtual design, fabrication, valve actuation, pre-assembly, kitting, installation and project management services.
We source, distribute and sell products from domestic and international suppliers. Our products include branded products and own brand products that the Company sells exclusively in the market. We purchase from more than 37,000 suppliers. Over 95% of the products sold in the United States are sourced from U.S.-based suppliers. Over 92% of the products sold in Canada are sourced from Canada-based suppliers.
Our branded and own brand products are generally available from several sources and are not generally subject to supply constraints in normal market conditions. In the United States, approximately 16% of net sales are derived from basic products containing significant amounts of commodity-priced materials, predominantly plastic, copper and steel, and other components which can be subject to volatile price changes based upon fluctuations in the commodities market. To a lesser extent, fluctuations in the price of fuel could affect transportation costs. In general, increases in such prices increase our operating costs and negatively impact our operating profit to the extent that such increases cannot be passed on to customers. Conversely, if competitive pressures allow us to hold prices despite relevant raw material prices falling, profitability can increase.
Fulfillment options for our customers include same day delivery, locker pick-up, pro pick-up, multiple delivery locations, project staging and direct shipment.
We also offer after-sales support that comprises warranty, credit, project-based billing, returns and maintenance, repair and operations (“MRO”) support.

Global supply chain
We have a global supply chain which provides access to more than 37,000 suppliers and we sell more than 1 million unique products each year. We operate an extensive network across North America, including two import centers, 11 national distribution centers and more than 1,700 branch locations. Our network also includes two MDCs which we are continuing to expand into key strategic markets and allows us to bring our products closer to our customers. These MDCs include automated picking and replenishment systems for the majority of orders being processed. This automation reduces manual handling of certain products which supports associate health and safety.
Competitive conditions
We believe we are well-equipped to win new customers and make attractive returns. We have leading positions in the residential and non-residential markets based on net sales as a percentage of overall market size. For fiscal 2022, 54% and 46% of our net sales were derived from residential and non-residential end markets, respectively, and 60% and 40% of our net sales were derived from the RMI and new construction sectors, respectively. We have chosen to operate in each of these markets because we believe we can generate strong growth, solid gross and net margins and good returns on capital.
The markets we serve are highly fragmented with very few large competitors and a high number of small, local distributors, as well as mid-size regional distributors. While our market positions can be expanded through growth of our existing business, acquisitions also remain a core part of our growth strategy and we expect to focus on acquisitions that bolt-on to our existing branch network as well as acquisitions that provide further capabilities to serve our customers. We believe there is a significant opportunity for strong growth and continued consolidation within each of these large, fragmented markets.
Many customer projects require a range of products and services and we leverage our scale and expertise across the organization for the benefit of our customers. Specifically, we believe our network of suppliers, associates and the number of branches and distribution centers provides us with the scale and expertise to serve our customers better than our competitors do, as many of these competitors operate only locally. In addition, we also benefit from significant synergies to help lower operating costs and improve margins. We believe these factors enable continued growth in net sales as well as growth in cash flow and, therefore, may better enable us to provide investment returns to shareholders.
Our scale and expertise position us to be involved in all stages of our customers' projects, including design, staging, and project management. Across all our customers, we take a consultative approach. We partner with our customers in an effort to guide complex projects to a successful conclusion, and to make the entire project better because Ferguson was involved.
Contractual relationships and seasonality
We are not dependent on any material licenses, industrial, commercial or financial contracts (including contracts with customers and suppliers) or new manufacturing processes. Our business is not highly seasonal.
Intellectual property
We rely on a combination of intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary assets and our brands. We have registered or applied for registration of trademarks, service marks, and internet domain names, both domestically and internationally.
Regulatory landscape
The Company’s operations are affected by various statutes, regulations and standards in the countries and markets in which it operates, including the United States and Canada. The amount of such regulation and the penalties for any breaches can vary. While the Company is not engaged in a highly regulated industry, it is subject to the laws governing businesses generally, including laws relating to competition, product safety, data protection, labor and employment practices, accounting and tax standards, international trade, fraud, bribery and corruption, land usage, the environment, health and safety, transportation, payment terms and other matters. We do not currently expect compliance with these laws and regulations to have a material effect on our capital expenditures, results of operations, or competitive position as compared to prior periods.
Human capital management
Our associates are fundamental to the long-term success of the Company. We continue to invest in the development of our people and are committed to attracting, developing, engaging and retaining the best talent.

Our people
As of July 31, 2022, Ferguson employed approximately 36,000 associates, of which approximately 33,000 were in the United States, 3,000 were in Canada and a small number of associates were in certain other jurisdictions, including the U.K. and Asia.
Human resources pillars and inclusion and diversity (“I&D”)
Our human capital management program is grounded in our human resources pillars: attract, develop, engage, and retain. Our strategic focus on I&D is also tied to each of these pillars. We are committed to attracting and recruiting a diverse workforce and strive to identify and remove any potential for unconscious bias in hiring, promotion and succession decisions. Our diverse and inclusive hiring process assists us in fostering a culture of innovation and acceptance through differences in thought, experience and perspective. We believe that the range of perspectives fostered by a diverse and inclusive organization gives us a competitive advantage, especially when it is shaped by a workforce that reflects the diversity of our customers.
Talent development
We place great emphasis on our associates’ development and provide opportunities to help them reach their full potential. Evidence of these opportunities can be seen in the career paths of our tenured leadership team. Through internal mobility, many of our leaders shifted from frontline roles to managerial roles. We offer a variety of training, leadership and development programs that develop skills and capabilities for our associates and leaders, and are tailored to associates’ leadership level and potential. The Company also offers associates professional development courses, many of which are on-demand, which are targeted at improving technical skills, sales, well-being, critical thinking and relationship management skills. A mix of internal opportunities and external hires, blended with new talent through acquisitions, allows us to broaden the experience, knowledge and diversity of our leadership teams and overall workforce.
Associate engagement and retention
We champion engagement initiatives to further a culture where associates feel welcomed and valued. Our Business Resource Groups (“BRGs”) provide associates with opportunities to find affiliation, share common experiences and strengthen our culture of inclusion and belonging. We currently maintain four BRGs supporting our Black, women, LGBTQ+ and veteran associates. Membership in our BRGs is open to all our associates. Each BRG has an executive sponsor, chair and leadership team who are voted into their roles by applicable BRG members.
We are committed to supporting our associates as well as customers and people within our communities. Through a variety of outreach efforts and our Associates in Action program, we provide our associates with the opportunity to directly engage in community service and contribute to Ferguson being a good corporate citizen.
We offer these development and engagement programs to aid in the growth, engagement and retention of our associates. We believe that these programs, as well as our strategic focus on I&D, support our objective to retain the best talent.
Culture and values
We strive to maintain a culture of integrity and are committed to acting ethically in all our business activities. Our core values provide guidance on ethical situations where there may be uncertainty over how to proceed and set out the standards that we expect of our associates and those who may work on our behalf. Our Code of Business Conduct and Ethics (“Code of Conduct”) is a resource dedicated to helping our associates live by our values and understand Ferguson’s commitment to compliance with all applicable laws and regulations, our Code of Conduct and Company policies. We require all associates, including new associates, to complete our Code of Conduct training on an annual basis.

Compensation and rewards
To help attract and retain the best talent available in the market, we offer our associates competitive rewards packages. The structure of our incentive programs is reviewed on a continual basis for alignment with our talent attraction and retention goals and our corporate purpose and values. We are committed to rewarding our associates based on the delivery of business objectives, as well as outstanding individual performance. We offer a wide variety of health, welfare, and financial benefits to our full-time and part-time associates, including health care and insurance benefits, retirement plans, an employee share purchase plan, paid time off and leave programs (including paid parental leave), among others.
We currently have several established recognition programs, where our top performing sales associates and managers receive recognition, and a leadership award to recognize Ferguson sales associates who consistently demonstrate exceptional performance and sales leadership. The purpose of these programs is to demonstrate our appreciation for our associates and to recognize the exceptional performance and outstanding contributions they make to help support profitable growth in our business.
Health and safety
We maintain high standards for safety, expectations for safe behaviors and safety rules and enforcement processes in an effort to drive continuous improvement in our health and safety performance. We strive to maintain a culture of safety, which begins with safety training and with our leaders modeling the behaviors we want our associates to adopt. We endeavor to ensure that at each location, our associates are well-informed about health and safety measures and are provided with the appropriate equipment and tools to protect themselves and those around them. Through continuous investment in health and safety we strive to mitigate the risk of on-the-job injuries. We actively engage with our associates, promoting a strong safety culture by empowering them to make safe decisions. In response to the COVID-19 pandemic, we implemented measures designed to protect the health and safety of our associates and our customers.
ESG report
Additional information regarding our activities related to ESG matters, including our people and human capital strategy, can be found in our most recent ESG Report, which is available on our website. The contents of this report are not incorporated by reference into this Annual Report or in any other report or document we file with the SEC.
Available information
The Company is subject to the informational requirements of the Exchange Act. In accordance with these requirements, the Company files reports and other information with the SEC. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The Company’s website is www.fergusonplc.com. The Company’s Annual Reports on Form 10-K and Form 20-F, Quarterly Reports on Form 10-Q, Current Reports on Form 6-K and Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the SEC.
Any references to the Company’s website contained herein do not constitute incorporation by reference of information contained on such website and such information should not be considered part of this Annual Report.

Item 1A.Risk Factors
Risk factors summary
For a summary of risk factors, see our “Forward-Looking Statements and Risk Factor Summary” on page 1.
Risk factors
In addition to the other information contained in this Annual Report, you should carefully consider the following risk factors before investing in our ordinary shares. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are not aware or that we currently believe are immaterial may also adversely affect the business, financial condition and results of operations of the Company. If any of the possible events described below were to occur, the business, financial condition and results of operations of the Company could be materially and adversely affected. If that happens, the market price of our ordinary shares could decline, and holders of our ordinary shares could lose all or part of their investment.
This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described below and elsewhere in this Annual Report.
Market conditions, competition, financial
Weakness in the economy, market trends, uncertainty and other conditions in the markets in which we operate, particularly in the United States, may adversely affect the profitability and financial stability of our customers, and could negatively impact our sales growth and results of operations.
Our financial performance depends significantly on industry trends and general economic conditions, including the state of the residential and non-residential markets, as well as changes in gross domestic product in the geographic markets in which we operate, particularly in the United States where we generated 95% of our net sales from continuing operations in fiscal 2022. We serve several end markets in which the demand for our products is sensitive to the construction activity, capital spending and demand for products of our customers. Many of these customers operate in markets that are subject to cyclical fluctuations resulting from market uncertainty, costs of goods sold, currency exchange rates, foreign competition, offshoring of production, oil and natural gas prices, geopolitical developments, wage inflation and a variety of other factors beyond our control. In addition, geopolitical conflicts, such as the current conflict in Ukraine or potential conflict between China and Taiwan and any related international response, may exacerbate inflationary pressures, including causing increases in commodity prices and energy costs. Any of these factors could cause customers to idle or close facilities, delay purchases, reduce production levels or experience reductions in the demand for their own products or services.
Adverse conditions in, or uncertainty about, the markets in which we operate, the economy or the political climate could also adversely impact the customers of our end markets and their confidence or financial condition, causing them to decide not to purchase our products or alter the timing of purchasing decisions or construction projects, and could also impact their ability to pay for products purchased from us. Other factors beyond our control, including but not limited to unemployment, interest rate and mortgage rate fluctuation, mortgage delinquency and foreclosure rates, inventory loss due to theft, foreign currency fluctuations, labor and healthcare costs, the availability of financing, the state of the credit markets, changes in tax laws affecting the real estate industry, product availability constraints as a result of ineffectiveness of or disruption to our domestic or international supply chain or the fulfillment network, weather, cybersecurity incidents or network security breaches, natural disasters, acts of terrorism, global pandemics, international trade tensions, and geopolitical uncertainties, could have a material adverse effect on our business, financial condition and results of operations.

Any of these events could impair the ability of our customers to make full and timely payments or reduce the volume of products these customers purchase from us and could cause increased pressure on our selling prices and terms of sale. Accordingly, a significant or prolonged slowdown in activity in our relevant end markets could negatively impact net sales growth and results of operations. In addition, we may have to close underperforming branches and/or showrooms from time to time as warranted by general economic conditions and/or weakness in the end markets in which we operate. Such closures could have a material adverse effect on our business, financial condition and results of operations.
We could be adversely impacted by declines in the residential and non-residential markets, as well as the RMI and new construction markets.
Our end markets focusing on the residential and non-residential markets as well as the RMI and new construction markets are dependent, in part, upon certain macroeconomic trends in these markets. In fiscal 2022, the Company’s net sales in the residential and non-residential markets generated 54% and 46%, respectively, of net sales from continuing operations. Our sales within the residential and non-residential markets are divided further into RMI and new construction markets, which represent approximately 60% and 40%, respectively, of net sales from continuing operations.
A slowdown in the residential and/or non-residential markets caused by inflation, higher interest or mortgage rates or other issues in the market, may cause unanticipated shifts in our end market preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer and, in turn, our customers and could adversely affect our business, financial condition and results of operations.
The industries in which we operate are highly competitive, and changes in competition, including as a result of consolidation, could result in decreased demand for our products and related service offerings and could have a material effect on our sales and profitability.
We face competition in all markets we serve from wholesale distributors, supply houses, retail enterprises, online businesses that compete with price transparency, and from manufacturers (including some of our own suppliers) that sell directly to certain segments of the market. In particular, wholesale and distribution businesses in other industry sectors have been disrupted by the arrival of new competitors with lower-cost non-value added transactional business models or new technologies to aggregate demand away from incumbents. In the event that one or more online marketplace companies, which in some cases have larger customer bases, greater brand recognition and greater resources than we do, focus resources on competing in our markets, it could have a material adverse effect on our business, financial condition and results of operations. In addition, such competitors may use aggressive pricing and marketing tactics (such as paid search marketing) and devote substantially more financial resources to website and systems development than we do. It is expected that competition could further intensify in the future as online commerce continues to grow worldwide. Increased competition may result in reduced net sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition.
The industries in which we operate may be disrupted by non-traditional competitors through acquisitions of traditional competitors to expand their capabilities. The industries in which we operate are also consolidating as customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. This competitor consolidation could cause the industries to become more competitive as greater economies of scale are achieved.
Additionally, we have experienced competitive pressure from certain of our suppliers who are now selling their products directly to customers. Suppliers can often sell their products at lower prices and maintain higher gross margins on their product sales than we can. Continued competition from our suppliers may negatively impact our business and results of operations, including through reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition.

In response to these competitive pressures, among other initiatives, we are applying technology as an important medium for delivering better customer service alongside the supply of our products, and to create dedicated tools to save customers time and money. However, we may not continue to realize benefits from such investments and such initiatives may not be successful. In addition, failure to effectively execute our strategies, including the development and acquisition of such new business models or technologies, or successfully identify future market and competitive pressures, could have a material adverse effect on net sales and profitability.
Fluctuating product prices may adversely affect the Company’s business, financial condition and results of operations.
Some of our products contain significant amounts of commodity-priced materials, predominantly plastic, copper and steel, and other components that are subject to price changes based upon fluctuations in the commodities market, which can arise from changes in domestic and international supply and demand, general inflationary pressures, labor costs, competition, tariff and trade restrictions and geopolitical conflict, among other factors. To a lesser extent, fluctuations in the price of fuel could affect transportation costs. In addition, shipping capacity constraints and related fluctuations in shipping rates and space availability further impact the product cost. Our ability to adjust prices in a timely manner to account for price fluctuations will often depend on market conditions, our fixed costs, inflation and deflation, and other factors. In the event that circumstances require us to adjust our product prices and operational strategies to reflect fluctuating prices (inflation/deflation), there can be no assurance that such adjustments will be effective, which could have a material adverse effect on our business, financial condition and results of operations. For example, we increased inventory levels during the year to maintain product availability and our inability to pass on all or a portion of product price inflation to our customers in a timely manner could reduce our profit margins. Moreover, our efforts to monitor for signs of moderation or deflation, which would present risk that we may not be able to totally mitigate, may be ineffective and result in write-downs of inventories.
We have funding risks related to our defined benefit pension plans.
The Company operates a variety of pension plans, including funded and unfunded defined benefit schemes in Canada and the United Kingdom. Our pension trustees and plan sponsors aim to match the liabilities with a portfolio of assets, comprising equity and debt securities alongside diversified growth assets and further investments designed to hedge the underlying interest and inflation risk inherent in the associated liabilities. The United Kingdom defined benefit pension plan (the “United Kingdom Plan”), the Company’s largest defined benefit plan, is closed to future service costs and has a buy-in insurance policy which covers a large proportion of the existing participants. The market value of these assets can rise and fall over time which impacts the funding position of the plan. Following the completion of the Company’s disposal of the U.K. business on January 29, 2021, the Company retained future responsibility for the United Kingdom Plan, as the ongoing liabilities were not transferred to the purchaser.
On an accounting basis, the liabilities of the Company’s pension plans are measured using discount rates assessed by reference to corporate bond yields, which can also vary significantly between reporting periods. As of July 31, 2022, we had recognized on our balance sheet a net pension asset of $106 million compared to a net pension asset of $96 million as of July 31, 2021 for the United Kingdom Plan and the Canadian defined benefit plans combined. As required by United Kingdom pensions regulation, the United Kingdom Plan is currently going through its triennial actuarial valuation exercise, which is measured on a technical provisions basis, based on the United Kingdom Plan’s financial position as of April 30, 2022. The results of this triennial valuation could result in deficit reduction contributions being required. We expect to know the results in 2023.
In addition to required contributions, the Company makes voluntary contributions at the discretion of management. There are no deficit reduction contributions due to be made, however, a new deficit reduction plan will be agreed, if required, after the current triennial actuarial valuation is completed. Any requirement to pay such additional sums, due to factors such as a deterioration in economic conditions or changes in actuarial assumptions, could have an adverse effect on our financial condition. In addition, actions by the U.K. Pensions Regulator or the trustees of our pension plans or any material revisions to the existing pension legislation could result in us being required to incur significant additional costs immediately or in short time frames. Such costs, in turn, could have an adverse effect on our financial condition.

Changes in our credit ratings and outlook may reduce access to capital and increase borrowing costs.
Our credit ratings are based on a number of factors, including our financial strength and factors outside of our control, such as conditions affecting our industry generally and the introduction of new rating practices and methodologies. A resurgence of the COVID-19 pandemic or other pandemic could negatively impact our credit ratings and thereby adversely affect our access to capital and cost of capital. We cannot provide assurances that our current credit ratings will remain in effect or that the ratings will not be lowered, suspended or withdrawn entirely by the rating agencies. If rating agencies lower, suspend or withdraw the ratings, the market price or marketability of our securities may be adversely affected. Pressure on the ratings could also arise from higher shareholder payouts or larger acquisitions than we have currently planned that result in increased leverage, or in a deterioration in the metrics used by the rating agencies to assess creditworthiness. In addition, any change in ratings could make it more difficult for the Company to raise capital on acceptable terms, impact the ability to obtain adequate financing and result in higher interest costs on future financings.
We may not be able to access the capital and credit markets on terms that are favorable to us.
We may seek access to the capital and credit markets to supplement our existing funds and cash generated from operations for working capital, capital expenditure and debt service requirements and other business initiatives. The capital and credit markets are experiencing, and have in the past experienced, extreme volatility and disruption, including as a result of the COVID-19 pandemic, which leads to uncertainty and liquidity issues for both borrowers and investors. In the event of adverse market conditions, we may be unable to obtain capital or credit market financing on favorable terms, which could materially adversely affect our business, financial condition and results of operations.
Potential regional or global barriers to trade or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.
Trade tensions between the United States and China have escalated over the past several years which resulted in elevated tariffs. The current U.S. presidential administration has not taken action to roll these back. However, in May 2022, the Office of United States Trade Representative (“USTR”) commenced its quadrennial review of the tariffs imposed on China-origin goods pursuant to Section 301 of the Trade Act of 1974 (the “Trade Act”). USTR initiated its review pursuant to Section 307(c) of the Trade Act, which requires the USTR to review the “necessity of” Section 301 actions four years after their implementation. This process may or may not change these tariff actions and it remains unclear what additional, new, or different actions, if any, will be taken by the United States, China, or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the United States, the erection of barriers to trade, tax policy related to international commerce, or other trade matters. The potential removal of some of the tariffs and trade actions and the respective deflationary impact could have an effect on our business, financial condition and results of operations. At this point in time, it remains to be seen what effects, if any, the current administration will have on a long-term comprehensive agreement on tariffs between the United States and China.
The Company’s strategy could be materially adversely affected by its indebtedness.
As of July 31, 2022, we had total debt of $3.9 billion. We may incur substantial additional indebtedness in the future, in particular in connection with future acquisitions which remain a core part of our strategy, some of which may be secured by some or all of our assets. Our overall level of indebtedness from time to time may have an adverse effect on our strategy, including requiring us to dedicate portions of our cash flow to payments on our debt, thereby reducing funds available for reinvestment in the business; restricting us from securing the financing, if necessary, to pursue acquisition opportunities; limiting our flexibility in planning for, or reacting to, changes in our business and industry; and placing us at a competitive disadvantage compared to our competitors that have lower levels of indebtedness.
We may need to refinance some or all of our debt upon maturity either on terms which could potentially be less favorable than the existing terms or under unfavorable market conditions, which may also have an adverse effect on our strategy.

Additionally, on March 5, 2021, the UK’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), issued an announcement on the future cessation or loss of representativeness of LIBOR. That announcement confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after December 31, 2021 for all non-U.S. Dollar LIBOR (“USD LIBOR”) reference rates, and for one-week and two-month USD LIBOR. In addition, that announcement stated that the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, would continue to publish the remaining tenors of USD LIBOR for an additional 18 months, through June 30, 2023. These remaining tenors of USD LIBOR—overnight, one-month, three-month, six-month and 12-month—encompass the tenors referenced in certain of our borrowings and interest rate swaps. The Alternative Reference Rates Committee selected the Secured Overnight Financing Rate (“SOFR”), plus a recommended spread adjustment, as the rate recommended to replace USD LIBOR. There can be no assurance that the application of SOFR or any other alternative reference rate will not increase our interest expense or will not introduce operational risks in our accounting or financial reporting and other aspects of our business.
We plan to transition away from LIBOR as a reference rate in the coming months. We will need to amend certain of our credit facilities to determine replacement rates, which may result in interest payments that differ from our original expectations and which may materially impact the amount of our interest payments under our variable rate debt. We will also need to consider any new contracts and whether they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The overall financial market and the ability to raise future indebtedness in a cost-effective manner may be disrupted as a result of the phase-out or replacement of LIBOR. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt which may adversely affect our financial position or operating results.
Fluctuations in foreign currency may have an adverse effect on reported results of operations.
We are exposed to foreign currency exchange rate risk with respect to the U.S. dollar relative to the local currencies of our international subsidiaries, predominantly the Canadian Dollar (“CAD”), and the British Pound Sterling (“GBP”), arising from transactions in the normal course of business (such as sales and loans to wholly-owned subsidiaries, sales to third-party customers, and purchases from suppliers) and the effects of any outbreak of a global pandemic. Our only significant foreign currency exchange exposure from a net sales perspective is CAD. We also have foreign currency exposure to the extent that receipts and expenditures are not denominated in the subsidiary’s functional currency, which could impact net sales, costs and cash flows. Fluctuations in foreign currency exchange rates could affect the Company’s results of operations and impact reported net sales and income.
Our ability to pay dividends or effect other returns of capital in the future depends, among other things, on our financial performance.
There can be no guarantee that our historical performance will be repeated in the future, particularly given the competitive nature of the industry in which we operate, and our net sales, net income and cash flow may significantly underperform market expectations. If our cash flow underperforms market expectations, then our capacity to pay a dividend or effect other returns of capital (including, without limitation, share repurchases) may be negatively impacted. Any decision to declare and pay dividends or to effect other returns of capital will be made at the discretion of the Company’s Board of Directors (the “Board”) and will depend on, among other things, applicable law, regulation, restrictions (if any) on the payment of dividends and/or capital returns in our financing arrangements, our financial position, retained earnings/net income, working capital requirements, interest expense, general economic conditions, effects from the outbreak or resurgence of global pandemics, and other factors that the Board deems significant from time to time.

We cannot guarantee that our share repurchase program will be fully consummated or that our share repurchase program will enhance long-term shareholder value, and share repurchases could increase the volatility of the price of our ordinary shares and could diminish our cash reserves.
We previously announced our intention to repurchase up to $2 billion of our ordinary shares. As of July 31, 2022, we have completed $1.5 billion of this share repurchase program with approximately $0.5 billion remaining. On September 27, 2022, we announced an extension of the current program by a further $0.5 billion. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The share repurchase program, authorized by our Board and shareholders, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our ordinary shares and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our ordinary shares. The existence of our share repurchase program could also cause the price of our ordinary shares to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our ordinary shares. Additionally, repurchases under our share repurchase program will diminish our cash reserves.
The Company is a holding company with no business operations of its own and depends on its subsidiaries for cash, including in order to pay dividends.
The Company is a holding company with no independent operations and is dependent on earnings and distributions of funds from its operating subsidiaries for cash, including in order to pay dividends to its shareholders. The Company’s ability to pay dividends to its shareholders therefore depends on the ability of its subsidiaries to distribute profits or pay dividends to the Company, general economic conditions and other factors that the Board deems significant from time to time. The Company’s distributable reserves can be affected by reductions in profitability, impairment of assets and severe market turbulence.
Ownership of Ordinary Shares
We have relocated our primary listing to the United States, which could cause volatility in our share price and shareholder base.
On May 12, 2022, we relocated our primary listing from the London Stock Exchange (the “LSE”) to the New York Stock Exchange (the “NYSE”). We previously maintained a premium listing on the LSE and were a member of the FTSE 100 index of listed companies. We currently maintain a standard listing on the LSE in addition to our listing on the NYSE. As a result of the transfer of our primary listing to the NYSE, there may be volatility in our share price as a result of turnover in our shareholder base. Certain holders of our ordinary shares may not be permitted to hold our ordinary shares in the long run depending on their investment mandate. Certain U.S. institutional investors may not be able to invest in our ordinary shares pursuant to their investment mandates, for example due to our lack of inclusion in U.S.-centric indices. We are currently ineligible for inclusion in certain U.S. indices in the near term until we achieve certain criteria such as, but not limited to, trading volume thresholds. Moreover, we cannot guarantee that, once eligible, we will be included in any index in the United States because inclusion is at the discretion of the indices. Our share price may be negatively affected by these circumstances.

The obligations associated with being a public company in the United States require significant resources and management attention, and changing laws, regulations and standards are creating uncertainty for United States public companies.
As a public company with a recent U.S. listing of our ordinary shares in the United States, we continue to incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the listing requirements of the NYSE, and other applicable securities rules and regulations. The Exchange Act requires that we file annual and other reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the establishment and the maintenance of the corporate infrastructure demanded of a United States public company may, in certain circumstances, divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems in order to meet our reporting obligations as a public company in the United States. However, the measures we take may not be sufficient to satisfy these obligations. In addition, compliance with these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. These additional obligations may have a material adverse impact on our business, financial condition, results of operations and cash flow.
In addition, changing laws, regulations and standards relating to corporate governance, ESG matters, and public disclosure are creating uncertainty for public companies in the United States, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested, and expect to continue to invest, resources to comply with evolving laws, regulations and standards, and this investment may result in increased operating expenses and a diversion of management’s time and attention from sales-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business, financial condition, results of operations and cash flow could be adversely affected.

Corporate responsibility, specifically related to ESG matters, may impose additional costs and expose us to new risks.
Public ESG and sustainability reporting is becoming more broadly expected by regulators, investors, shareholders and other third parties. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these corporations and their boards of directors accountable. Board diversity is an ESG topic that is, in particular, receiving heightened attention by investors, shareholders, lawmakers and listing exchanges. In addition, the SEC has proposed rule changes that would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including greenhouse gas emission data with third-party attestation and climate-related financial statement metrics in a note to their audited financial statements. We may face reputational damage in the event our corporate responsibility initiatives or objectives, including with respect to board diversity, do not meet the standards set by our regulators, investors, shareholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our ordinary shares from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks.
In addition, as we work to align with the recommendations of the Financial Stability Board's Task Force on Climate-Related Financial Disclosures, the Sustainability Accounting Standards Board, and our own ESG assessments and priorities, we have expanded and, in the future, may continue to expand our disclosures in these areas. Our failure to report accurately or achieve progress on our metrics on a timely basis, or at all, could adversely affect our reputation, business, financial condition and results of operations.
Our ordinary shares are subject to market price volatility and the market price may decline disproportionately in response to developments that are unrelated to our operating performance.
The market price of our ordinary shares has been and may in the future be volatile and subject to wide fluctuations. The market price of our ordinary shares may fluctuate as a result of a variety of factors including, but not limited to, general economic conditions, period to period variations in operating results, changes in net sales or net income estimates by us, industry participants or financial analysts, our failure to meet our stated guidance, our failure to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures or the discovery of material weaknesses and other deficiencies in our internal control and accounting procedures. For example, in connection with the preparation of our fiscal 2020 consolidated financial statements, we and our independent registered public accounting firm identified two material weaknesses relating to: (i) a lack of segregation of duties and (ii) the presentation of deferred tax assets and deferred tax liabilities. While we believe we have fully remediated the material weaknesses in our internal controls, if we are unable to successfully maintain internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected. Further, we cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to prevent the occurrence of material weaknesses in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investor confidence in us may be adversely affected and, as a result, the value of our ordinary shares may decline.

In addition, the market price of our ordinary shares could also be adversely affected by developments unrelated to our operating performance, such as the operating and share price performance of other companies that investors may consider comparable to us, speculation about us in the press or the investment community, unfavorable press, strategic actions by competitors (including acquisitions and restructurings), changes in market conditions, regulatory changes, broader market volatility and movements and delay in our inclusion in U.S. indices. Any or all of these factors could result in material fluctuations in the price of our ordinary shares, which could lead to investors getting back less than they invested or a total loss of their investment.
The rights afforded to our shareholders are governed by Jersey law. Not all rights available to shareholders under U.S. law will be available to holders of our ordinary shares.
The rights of holders of our ordinary shares are governed by Jersey law and our Memorandum of Association and Articles of Association (the “Articles”), which may not provide the level of legal certainty and transparency afforded by incorporation in a U.S. state.
The Company is organized under the laws of Jersey, Channel Islands, a British crown dependency that is an island located off the coast of Normandy, France. Jersey is not a member of the European Union. Jersey legislation regarding companies is largely based on English corporate law principles. However, there can be no assurance that Jersey law will not change in the future or that it will serve to protect investors in a similar fashion afforded under corporate law principles in the United States, which could adversely affect the rights of investors.
Rights afforded to shareholders under Jersey law differ in certain respects from the rights of shareholders in typical U.S. companies. In particular, Jersey law currently significantly limits the circumstances in which the shareholders of Jersey companies may bring derivative actions (i.e., legal actions brought by a shareholder on behalf of a company against a third party). Under Jersey law, in most cases, only the Company may be the proper plaintiff for the purposes of maintaining proceedings in respect of wrongful acts committed against us (including breaches of directors’ duties) and, generally, neither an individual shareholder, nor any group of shareholders, has any right of action in such circumstances. There are a number of judicially accepted exceptions to this general rule, including what is known as “fraud on the minority,” being where there is a prima facie case of equitable fraud on the part of the prospective defendant and the alleged wrongdoers themselves were in control of the company and improperly preventing it from bringing proceedings.
Under Article 141 of the Companies (Jersey) Law 1991, as amended (“Jersey Companies Law”), a shareholder may, however, apply to court for relief on the grounds that the conduct of our affairs, including a proposed or actual act or omission by us, is “unfairly prejudicial” to the interests of our shareholders generally or of some part of our shareholders, including at least the shareholder making the application. Under Article 143 of the Jersey Companies Law (which sets out the types of relief a court may grant in relation to an action brought under Article 141 of the Jersey Companies Law), the court may make an order regulating the affairs of a company, requiring a company to refrain from doing or continuing to do an act complained of, authorizing civil proceedings or providing for the purchase of shares by a company or by any of its other shareholders. In addition, Jersey law does not afford appraisal rights to dissenting shareholders in the form typically available to shareholders in a U.S. company.
Jersey law does not preclude a shareholder from alleging a violation of federal securities laws in the United States.

We are a foreign private issuer and, as a result, we are exempt from certain provisions of the Exchange Act that are applicable to U.S. domestic public companies.
We currently qualify as a foreign private issuer under the Exchange Act. As a result, we are exempt from certain provisions of the Exchange Act that are applicable to U.S. public companies, including: (i) the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations in respect of a security registered under the Exchange Act, (ii) the sections of the Exchange Act requiring insiders to file public reports of their share ownership and trading activities and to return any profit from trades made in a short period of time and (iii) Regulation Fair Disclosure, aimed at preventing issuers from making selective disclosures of material information. Although we have voluntarily chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC instead of filing on the reporting forms available to foreign private issuers, as a result of the above, you may not have the same protections afforded to shareholders of companies that are not foreign private issuers. Additionally, if we lose our foreign private issuer status in the future, it could result in additional costs and expenses related to full compliance with rules and regulations that apply to U.S. domestic issuers.
As a foreign private issuer, we are permitted to follow certain home country corporate governance practices in lieu of certain requirements applicable to U.S. issuers. This may afford less protection to holders of our ordinary shares.
As a foreign private issuer listed on the NYSE, we are permitted to follow certain home country corporate governance practices in lieu of certain NYSE requirements. We follow corporate governance standards which are substantially similar to those followed by U.S. domestic companies under NYSE listing standards, except that historically we have complied with the listing rules applicable to U.K. companies with a premium listing on the London Stock Exchange (“LSE Listing Rules”) in lieu of NYSE shareholder approval requirements for the adoption or material amendment of equity compensation plans. Under the LSE Listing Rules, shareholder pre-approval is not generally required for the adoption or material amendment of equity compensation plans, except with respect to either of the following two types of equity compensation plans: (i) equity compensation plans in which employees or former employees are entitled to participate and which permit the issue of new shares or transfer of treasury shares; or (ii) long-term equity compensation plans in which a director is entitled to participate, whether or not such plans involve new share issues or transfers of treasury shares, but excluding, for the purposes of (ii), long-term equity compensation plans in which all, or substantially all, of the company’s employees (who are not directors) are eligible to participate which are established specifically to recruit or retain a single director who is the only participant. Following the date that we cease to be a foreign private issuer (the “Transition Date”), we intend to fully comply with the NYSE shareholder approval requirements for the adoption or material amendment of equity compensation plans, except to the extent permitted by Section 303A.08 of the NYSE Listing Manual with respect to any equity compensation plans that were in place prior to the Transition Date.  These and other home country practices may afford less protection to holders of our ordinary shares than would be available to the shareholders of a United States corporation.
Our ordinary shares are listed to trade on more than one stock exchange, and this may result in price variations.
Our ordinary shares are listed on both the NYSE and the LSE. Dual-listing may result in price variations between the exchanges due to a number of factors. Our ordinary shares trade in U.S. dollars on the NYSE and in GBP on the LSE. In addition, the exchanges are open for trade at different times of the day and the two exchanges also have differing vacation schedules. Differences in the trading schedules, as well as volatility in the exchange rate of the two currencies, among other factors, may result different trading prices for our ordinary on the two exchanges. Other external influences may have different effects on the trading price of our ordinary shares on the two exchanges.

Operations and technology
If our domestic or international supply chain or our fulfillment network for our products is ineffective or disrupted for any reason, or if these operations are subject to trade policy changes, our business, financial condition and results of operations could be adversely affected.
We source, distribute and sell products from domestic and international suppliers, and their ability to reliably and efficiently fulfill our orders is critical to our business success. We purchase from approximately 37,000 suppliers located in various countries around the world.
Financial instability among key suppliers, political instability and labor unrest in source countries or elsewhere in our supply chain, changes in the total costs in our supply chain (including, but not limited, to changes in fuel and labor costs and currency exchange rates), port or rail labor disputes and security, the outbreak or resurgence of pandemics, weather- or climate-related events, natural disasters, work stoppages or strikes, shipping capacity constraints or embargoes, changes in trade policy, trade restrictions imposed by the United States, Europe, China or another major source country, tariffs or duties, fluctuations in currency exchange rates and transport availability, capacity and costs are all beyond our control and could negatively impact our business if they seriously disrupted the movement of products through our supply chain or increased their costs. Additionally, as we add fulfillment capabilities or pursue strategies with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. If our fulfillment network does not operate properly or if a supplier fails to deliver on its commitments, we could experience delays in inventory, increased delivery costs or lack of availability, any of which could lead to lower net sales and decreased customer confidence, and adversely affect our results of operations. Furthermore, our existing suppliers may decide to supply products directly to end users that are our existing or potential customers, which could have a detrimental effect on our ability to keep and procure customers, and maintain and win business, thereby having a material adverse effect on our business, financial condition and results of operations.
Execution of our operational strategies could prove unsuccessful, which could have a material adverse effect on our business, financial condition and results of operations.
To achieve our key priorities, we must drive profitable growth across our operational businesses by fulfilling customer wants, capitalizing on attractive growth opportunities and achieving excellent execution. Fulfilling customer wants through differentiated service offerings that support our customers’ projects is a key part of our strategy to drive profitable growth. If service levels were to significantly decrease, customers might purchase from our competitors instead, resulting in reduced net sales, lower operating margins, reduced profitability, loss of market share and/or diminished brand recognition.
Development of our operating model is a key part of driving profitable growth. There is a risk that we are not sufficiently agile in adapting our operating model and therefore cannot adapt to changing customer wants and/or are unable to flex our cost base when required. Any failure to appropriately address some or all of these risks could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.

We may not rapidly identify or effectively respond to direct and/or end customers’ wants, expectations or trends, which could adversely affect our relationship with customers, our reputation, the demand for our products and our market share.
The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics, as well as customer wants, preferences and expectations, while also managing appropriate inventory levels and maintaining our focus on delivering an excellent customer experience. For example, our customers are currently facing challenges in the form of a shortage of skilled trade professionals and a need for improved construction productivity. It is also difficult to successfully predict the products and services that customers will require. In addition, the customers in the markets we serve have different needs and expectations, many of which evolve as the demographics in a particular market change. Inventory levels in excess of customer demand due to the difficulty of calibrating demand for such products, the concentration of demand for a limited number of products, difficulties in product sourcing, or rapid changes in demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate customer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers and negatively impact customer relationships.
We offer more localized assortments of our products to appeal to needs within each end market. If we do not successfully evolve and differentiate to meet the individual needs and expectations of, or within, a particular end market, we may lose market share.
We are continuing to invest in our e-commerce and omni-channel capabilities and other technology solutions, including investments in significant upgrades to our enterprise-wide resource planning systems, to simplify our customer propositions and to optimize the supply chain and branch network to deliver a more efficient business.
The cost and potential problems and interruptions associated with these initiatives could disrupt or reduce the efficiency of our online and in-store operations in the near term, lead to product availability issues and negatively affect our relationship with our customers. Furthermore, accomplishing these initiatives will require a substantial investment in additional information technology associates and other specialized associates. We may face significant competition in the market for these resources and may not be successful in our hiring efforts. Failure to choose the right investments and implement them in the right manner and at the right pace could adversely affect our relationship with customers, our reputation, the demand for our products and services, and our market share. In addition, our branch and omni-channel initiatives, enhanced supply chain, and new or upgraded information technology systems might not provide the anticipated benefits. It might take longer than expected to realize the anticipated benefits, cost more than budgeted, or the initiatives might fail altogether, each of which could adversely impact our competitive position and our business, financial condition, results of operations or cash flows.
Acquisitions, partnerships, joint ventures, dispositions and other business combinations or strategic transactions involve a number of inherent risks, any of which could result in the benefits anticipated not being realized and could have an adverse effect on our business, financial condition and results of operations.
Acquisitions are an important part of our growth model and we regularly consider and enter into strategic transactions, including mergers, acquisitions, investments and other growth, market and geographic expansion strategies, with the expectation that these transactions will result in increases in sales, cost savings, synergies and various other benefits.

During fiscal 2022, 2021 and 2020, we completed a total of 17, seven and six acquisitions, respectively. In the early phases of the COVID-19 pandemic in 2020 we halted acquisition activity to preserve liquidity and cash flow, but returned to normal acquisition activity by the beginning of fiscal 2021. We may not realize any anticipated benefits from such transactions or partnerships, or any future ones, and we may be exposed to additional liabilities and risks from any acquired business or joint venture (including but not limited to risks associated with cybersecurity incidents and unknown claims and disputes by third parties against the companies we acquire). In addition, we may be exposed to litigation in connection with our acquisition and partnership transactions. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in an increased risk of unanticipated or unknown issues or liabilities, including with respect to environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective.
Furthermore, we may have trouble identifying suitable acquisition targets in the future. Our ability to deliver the expected benefits from any strategic transactions that we do complete is subject to numerous uncertainties and risks, including our acquisition assumptions; our ability to integrate personnel, labor models, financial, supply chain and logistics, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; product quality compliance of new suppliers; and increasing the scope, geographic diversity and complexity of our operations.
Effective internal controls are necessary to provide reliable and accurate financial reports, and the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Integration of businesses into our internal control system could cause us to fail to meet our financial reporting obligations. Moreover, any failure to integrate, or delay in integrating, IT systems of acquired businesses could create an increased risk of cybersecurity incidents. Additionally, any impairment of goodwill or other assets acquired in a strategic transaction or charges to earnings associated with any strategic transaction, may materially reduce our profitability. Following integration, an acquired business may not produce the expected margins or cash flows. Our shareholders, vendors or customers may react unfavorably to substantial strategic transactions. Furthermore, we may finance these strategic transactions by incurring additional debt or raising equity, which could increase leverage or impact our ability to access capital in the future.
If we fail to qualify for supplier rebates or are unable to maintain or adequately renegotiate our rebate arrangements, our results of operations could be materially adversely affected.
Many of our products are purchased pursuant to rebate arrangements that entitle us to receive a rebate based on specified purchases. Some arrangements require us to purchase minimum quantities and result in higher rebates with increased quantities of purchases. These rebates effectively reduce the costs of our products, and we manage our business to take advantage of these programs. Rebate arrangements are subject to renegotiation with our suppliers from time to time. In addition, consolidation of suppliers may result in the reduction or elimination of rebate programs in which we participate. If we fail to qualify for these rebates or are unable to renew rebate programs on desirable terms, or a supplier materially reduces or stops offering rebates, our costs could materially increase, and our gross margins and income could be materially adversely affected.

If we are unable to protect our sensitive data and information systems against data corruption, cybersecurity incidents or network security breaches, or if we are unable to provide adequate security in the electronic transmission of sensitive data, it could adversely affect the operations of our business.
We may face global cybersecurity threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures, known as advanced persistent threats, directed at us and our customers, suppliers, and vendors. Cybersecurity incidents and network security breaches may include, but are not limited to, attempts to access or unauthorized access of information, exploitation of vulnerabilities (including those of third-party software or systems), computer viruses, ransomware, denial of service and other electronic security breaches. Cyber-attacks from computer hackers and cyber criminals and other malicious internet-based activity continue to increase generally, and our services and systems, including the systems of our outsourced service providers, have been and may in the future continue to be the target of various forms of cybersecurity incidents such as DNS attacks, wireless network attacks, viruses and worms, malicious software, ransomware, application centric attacks, peer-to-peer attacks, phishing attempts, backdoor trojans and distributed denial of service attacks. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and are growing in sophistication, and these new techniques generally are not detected until after an incident has occurred.
While we have instituted safeguards for the protection of our information systems and believe we use reputable third-party providers, during the normal course of business, we have experienced and expect to continue to experience cyber-attacks on our information systems, and we may be unable to protect sensitive data and/or the integrity of our information systems. A cybersecurity incident could be caused by malicious third parties using sophisticated methods to circumvent firewalls, encryption and other security defenses. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures.
As a result, we or our service providers could experience errors, interruptions, delays, or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations and be costly, time-consuming and resource-intensive to remedy. As a result, we could forego net sales or profit margins if we are unable to operate. Furthermore, if critical information systems fail or otherwise become unavailable, our ability to process orders, maintain proper levels of inventories, collect accounts receivable and disburse funds could be adversely affected. Any such interruption of our information systems could also subject us to additional costs. Loss of customer, supplier, associate, or other business information could disrupt operations, damage our reputation, and expose us to claims from customers, suppliers, financial institutions, regulators, payment card associations, associates, and others, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are required to maintain the privacy and security of personal information in compliance with privacy and data protection regulations worldwide. Failure to meet the requirements could harm our business and damage our reputation with customers, suppliers, and associates.
We rely on IT systems, networks, products, and services, some of which are managed by third-party service providers to protect our information. Increased information security threats and more sophisticated threat actors pose a risk to our information security program. Additionally, we collect, store, and process personal information relating to our customers, suppliers, and associates. This information is increasingly subject to a variety of U.S. and international laws and regulations that are constantly changing and becoming more complex, such as the General Data Protection Regulation, as enacted in the European Union and the United Kingdom, Canada’s Personal Information Protection and Electronic Documents Act, and the California Consumer Privacy Act (the “CCPA”), These laws and regulations may carry significant potential penalties for non-compliance. For example, in the United States the CCPA, which came into effect in January 2020, has given California consumers more control over the personal information that businesses collect about them. The law created new data privacy rights for California consumers and requires certain businesses who collect personal information from California consumers to comply with various data protection requirements. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of businesses conducting activities in California in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023. Businesses like ours that are subject to the CPRA who fail to comply with the CPRA may be subject to class action lawsuits and fines per incident of non-compliance. Other U.S. states are proposing or have enacted similar laws related to the protection of consumer personal information, including the Virginia Consumer Data Protection Act, the Colorado Privacy Act, and the Utah Consumer Privacy Act, each of which goes into effect in 2023.
Data privacy and data protection laws and regulations are typically intended to protect the privacy of personal information that is collected, processed, transmitted, and stored in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between a company and its subsidiaries, including associate information. While we have invested and continue to invest significant resources to comply with data privacy regulations, many of these regulations are new, complex, and subject to interpretation. To maintain compliance with these laws, we may incur increased costs to continually evaluate and modify our policies and processes and to adapt to new legal and regulatory requirements. Non-compliance with these laws could result in negative publicity, damage to our reputation, penalties, or significant legal liability. Our business and operations could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business.
A failure of a key information technology system or process could adversely affect the operations of our business.
Technology systems and data are fundamental to the operations, future growth and success of our business. In managing our business, we rely on the integrity and security of, and consistent access to, data from these systems such as sales, customer data, merchandise ordering, inventory replenishment and order fulfillment. A major disruption of the information technology systems and their backup mechanisms may cause us to incur significant costs to repair the systems, experience a critical loss of data and/or result in business interruptions.

For these information technology systems and processes to operate effectively, we or our service providers must periodically maintain and update them. In addition, our systems and the third-party systems on which we rely are subject to damage or interruption from a number of causes, including: power outages; computer and telecommunications failures; cybersecurity incidents, including the use of ransomware; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, or other natural disasters; a global pandemic outbreak or resurgence; acts of war or terrorism; and design or usage errors by our associates, contractors or third-party service providers. We and our third-party service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, utilizing all reasonable and appropriate means available. However, such efforts may not be successful.
We rely on data centers and other technologies and services provided by third parties in order to manage our cloud-based infrastructure and operate our business. If any of these services becomes unavailable or otherwise is unable to serve our requirements due to extended outages, interruptions, facility closure, or because it is no longer available on commercially reasonable terms, expenses could increase and our operations could be disrupted or otherwise impacted until appropriate substitute services, if available, are identified, obtained, and implemented, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to payment-related risks that could increase our selling, general and administrative expenses, expose us to fraud or theft, subject us to potential liability, and potentially disrupt our business.
We accept payments using a variety of methods, including trade credit, cash, checks, credit and debit cards, PayPal and gift cards, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our selling, general and administrative expenses. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business.
The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or be subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business, financial condition and results of operations could be adversely affected.
Also, certain of the Company’s customers, suppliers or other third parties may seek to obtain products fraudulently from, or submit fraudulent invoices to, the Company. The Company has sought to put in place a number of processes and controls to minimize opportunities for fraud. However, if the Company is unsuccessful in detecting fraudulent activities, it could suffer loss directly and/or lose the confidence of its customers and/or suppliers, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, our operations are working capital intensive, and our inventories, accounts receivable and accounts payable are significant components of our net asset base. We manage our inventories and accounts payable through our purchasing policies and our accounts receivable through our customer credit policies. We perform periodic credit evaluations of our customers’ financial condition, and collateral is generally not required. We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness, and we provide a reserve for accounts that we believe to be uncollectible. A significant deterioration in the economy, including as a result of the ongoing COVID-19 pandemic or as a result of geopolitical conflicts, including the current conflict in Ukraine, could have an adverse effect on collecting our accounts receivable, including longer payment cycles, increased collection costs and defaults. If we fail to adequately manage our product purchasing or customer credit policies, our working capital and financial condition may be adversely affected.
The COVID-19 pandemic has had an adverse impact on many sectors of the economy and it could have a material and adverse impact on our business and results of operations.
As a result of government measures in connection with the COVID-19 pandemic, we took a number of protective measures, but have since returned to normal operations. However, due to the unpredictability of the COVID-19 pandemic, including the possibility of the spread of new variants of the coronavirus that may be resistant to currently approved vaccines, it is possible that protective measures could be reinstated and that we may be required to close branches, showrooms, distribution centers, or our other facilities. As a result, our net sales and operations could be disrupted and materially adversely affected.
The COVID-19 pandemic, which resulted in supply chain disruptions, could continue to cause supply chain disruption in the future. Moreover, the COVID-19 pandemic resulted in significant effects on the U.S. and Canadian economies, including due to the restrictive measures adopted to prevent its spread and general market unpredictability.
Any prolonged continuation of the COVID-19 pandemic and any associated supply chain disruption, labor market impact, recession, or depression could have a material adverse effect on the Company’s business, financial condition and results of operations and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
People, products and facilities
In order to compete, we must attract, retain and motivate key associates, and the failure to do so could have an adverse effect on our business, financial condition and results of operations.
We depend on our Executive Officers and Senior Management to run our business. As we develop new business models and new ways of working, we will need to develop suitable skill sets within our organization. Furthermore, as we continue to execute strategic change programs it is important that existing skill sets, talent and culture are retained. Failure to do so could delay the execution of strategic change programs, result in loss of institutional knowledge and reduce our supply of future management skill. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The current market for such positions is highly competitive. Qualified individuals are in high demand and we may incur significant costs to attract and retain them. Moreover, the loss of any of our Senior Management or other key employees or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements.
We customarily negotiate employment agreements and non-competition agreements with key personnel of the companies we acquire in order to maintain key customer relationships and manage the transition of the acquired business. The loss of senior management and other key personnel, or the inability to hire and retain qualified replacements, both generally and in connection with the execution of key business strategies could adversely affect our business, financial condition and results of operations.

Furthermore, our ability to provide high-quality products, advice and services on a timely basis depends, to a significant extent, on having an adequate number of qualified associates, including those in managerial, technical, sales, marketing and support positions. Accordingly, our ability to increase productivity and profitability and support our growth strategies may be limited by our ability to employ, train, motivate and retain skilled personnel, which in turn may be hindered by any present or future restructurings and cost savings initiatives. Due to the current tight labor market, we face significant competition in attracting and retaining skilled personnel, such as personnel with specialized skills and hourly workers, and our recruiting cycle may be longer as a result. While our retention rates have not changed materially, we have experienced, and may continue to experience, extended lead times in backfilling our more transient roles. If the tight labor market persists, this may increase our costs to maintain our workforce.
Our workforce constitutes a significant proportion of our cost base. Current wage inflation, as well as potential changes in applicable laws and regulations or other factors, such as labor union activity, resulting in increased labor costs, could have a material adverse effect on our business, financial condition and results of operations.
Failure to achieve and maintain a high level of product and service quality could damage our reputation and negatively impact our business, financial condition and results of operations.
To continue to be successful, we must continue to preserve, grow and leverage the value of our brand in the marketplace. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, such as a high-profile product recall, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if such incident or incidents result in adverse publicity, governmental investigations or litigation, and, as a result, could tarnish our brand and lead to adverse effects on our business.
In particular, product quality and service issues, including as a result of our suppliers’ or manufacturers’ acts or omissions, could negatively impact customer confidence in our brands and our products. As we do not have direct control over the quality of the products manufactured or supplied by third-party suppliers, we are exposed to risks relating to the quality of the products we distribute. If our product or service offerings do not meet applicable safety standards or customers’ expectations regarding safety or quality, or are alleged to have quality issues or to have caused personal injury or other damage, we could experience lower net sales and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. In addition, actual, potential or perceived product safety concerns could result in costly product recalls. Additionally, our suppliers are required to meet our expectations on responsible sourcing outlined in our Supplier Code of Conduct which covers multiple areas of compliance, including health and safety, environmental standards, compensation, hours of work, and prohibitions on child and forced labor. If we need to seek alternative sources of supply from vendors with whom we have less familiarity, the risk of our standards not being met may increase.
We seek to enter into contracts with suppliers which provide for indemnification from any costs associated with the provision of defective products. However, there can be no assurance that such contractual rights will be obtained or adequate, or that related indemnification claims will be successfully asserted by us.
The nature of our operations may expose our associates, contractors, customers, suppliers and other individuals to health and safety risks and we may incur property, casualty or other losses not covered by our insurance policies and damage to our reputation.
The nature of our operations can expose our associates, contractors, customers, suppliers and other individuals to risks, including the motoring public to health and safety risks (including potential exposure to COVID-19, related variants or other global pandemics, infectious diseases and viruses), which can lead to loss of life or severe injuries or illness. Such risks could harm our reputation and reduce customer demand and expose us to the potential for litigation from third parties. In the United States, in particular, the risk of litigation is generally higher than in other parts of our business in areas such as workers’ compensation, general liability and environmental and asbestos litigation.

Although we maintain insurance we believe to be sufficient to cover estimated health and safety risks including product liability, health and safety in our operations, vehicle and driver related claims and other types of claims in various jurisdictions, there can be no assurance that such insurance will provide adequate coverage against potential claims. If we do not have adequate contractual indemnification or insurance available, such claims could have a material adverse effect on our business, financial condition and results of operations.
We occupy most of our facilities under non-cancelable leases with terms of 10 years or less. We may be unable to renew leases on favorable terms or at all. Also, if we close a facility, we may remain obligated under the applicable lease.
Most of our branches are located in leased premises. Many of our current leases are non-cancelable and typically have terms of around three to 10 years, with options to renew for specified periods of time. There can be no assurance that we will be able to renew our current or future leases on favorable terms or at all which could have an adverse effect on our ability to operate our business and on our results of operations. In addition, if we close or cease to use a facility, we generally remain committed to perform our obligations under the applicable lease, which include, among other things, payment of the base rent for the balance of the lease term.
We have risks related to the management and protection of our facilities and inventory.
We have office, showroom, counter, warehouse and distribution facilities located in all regions in which we operate which may be subject to a risk for crimes that could impact our operations, financial performance or reputation. No security or audit program is 100% effective, and there is a risk that our security programs will not prevent the occurrences of crimes of break-ins, theft, property damage, and workplace violence. In the current climate of geopolitical uncertainty and social unrest, a security compromise could result in significant facility damage or loss, loss of inventory or personal injury to customers, suppliers or associates. There is a risk that inventory controls and facility security will fail resulting in inventory shrinkage or loss due to inadequate inventory tracking or misconduct of associates, customers, vendors or other third parties. Moreover, our inventory is located across the Company’s distribution facilities and branches and the disaggregated nature of our inventory could result in a failure to accurately record the existence and condition of our inventory. Security incidents, inventory loss or failure to maintain accurate records related to our inventory could have a negative effect on our business, financial condition, results of operations or reputation.
Regulatory and legal
Changes in, or interpretations of, United States, United Kingdom, Swiss or Canadian tax laws could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to tax in the United States, the United Kingdom, Switzerland and Canada, and increases to U.S. federal income tax rates and tax rates in other jurisdictions in which we operate or changes to the global tax framework could have an adverse effect on our business, financial condition and results of operations. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, including those resulting from an outbreak or resurgence of a global pandemic, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes.

Our effective tax rates could be affected by numerous factors, such as changes in tax laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structures. Proposed and recently enacted changes to the tax rules that apply to corporate income tax rates, a minimum tax on book income and changes that generally will increase the tax rates applicable to a U.S. corporation’s international income, could materially affect our tax obligations and effective tax rate. In December 2021, the Organisation of Economic Co-operation and Development published model rules that provided a template for countries to implement a new global minimum tax rate of 15%. In January 2022, the U.K. government opened a consultation on how the U.K. plans to implement the model rules, with guidance to accompany these rules published in March 2022. In July 2022, the U.K. government issued draft legislation to implement these rules and has confirmed that the final legislation will be effective for accounting periods beginning on or after December 31, 2023. As a result, it is possible that the Company’s consolidated effective tax rate will increase in the short term. It is difficult to predict whether and when tax law changes that will be enacted or which have very recently been enacted without supporting regulations will have a material adverse effect on our business, financial condition, results of operations and cash flows.
The Inflation Reduction Act was enacted on August 16, 2022. This law, among other provisions, provides a corporate alternative minimum tax on adjusted financial statement income, which is effective for us beginning with fiscal 2024, and an excise tax on corporate stock repurchases after December 31, 2022. While we believe that these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, it is unclear how this legislation will be implemented by the U.S. Department of Treasury and what, if any, impact it will have on our tax rate. We will continue to evaluate its impact as further information becomes available.
In addition, our location of tax residence could be challenged. If the Company were to cease, or failed, to maintain our place of central management and control in the location of our tax residency, our ability to rely on specific tax treaty benefits could be impacted, potentially causing withholding taxes on dividends and interest payments made by certain of our subsidiaries to increase while taxes on unrealized gains of the Company could possibly be imposed.
The application of tax law is subject to interpretation. Additionally, administrative guidance can be incomplete or vary from legislative intent, and therefore the application of the tax law is uncertain. While we believe the positions reported by the Company comply with relevant tax laws and regulations, we could be subject to tax audits and taxing authorities could interpret our application of certain laws and regulations differently. Future tax controversy matters may result in previously unrecorded tax expenses, higher future tax expenses or the assessment of interest and penalties which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our own brand products subject us to certain increased risks such as regulatory, product liability and reputational risks that could have an adverse effect on our business, results of operations and financial condition.
As we expand our own brand product offerings organically and through acquisitions, we may become subject to increased risks due to our greater role in the design, marketing and sale of those products. The risks include greater responsibility to administer and comply with applicable regulatory requirements, increased potential product liability and product recall exposure, and increased potential reputational risks related to the responsible sourcing of those products. To effectively execute on our own brand product differentiation strategy, we must also be able to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties. In addition, an increase in sales of our own brand products may adversely affect sales of our suppliers’ products, which in turn could adversely affect our relationships with certain of our suppliers. Any failure to appropriately address some or all of these risks could damage our reputation and have an adverse effect on our business, results of operations and financial condition.
We are and may continue to be involved in legal proceedings in the course of our business, and while we cannot predict the outcomes of those proceedings and other contingencies with certainty, some of these outcomes may adversely impact our business, financial condition, results of operations and cash flows.
We are and may continue to be involved in legal proceedings such as consumer and employment and other litigation that arises from time to time in the course of our business.

For example, as a result of our past business activities, we are exposed, principally through indemnification claims, to various claims related to asbestos, for which we recognized environmental and legal provisions amounting to $61 million on our balance sheet as of July 31, 2022. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these litigation matters are resolved on unfavorable terms, or if our estimates regarding legal provisions accounting or our insurance coverage are incorrect. Various factors could cause actual results to differ from these estimates.
Litigation is inherently unpredictable, and the outcome of some of these proceedings and other contingencies could require us to take or refrain from taking actions which could adversely impact the business or could result in excessive verdicts. Any such outcome could have an adverse effect on our business, financial condition, results of operations and cash flows. Additionally, involvement in these lawsuits and related inquiries and other proceedings may involve significant expense, divert management’s attention and resources from other matters, and negatively affect our reputation.
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters, could significantly affect our financial results or financial condition.
Accounting standards and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition and net sales, asset impairment, impairment of goodwill and other intangible assets, inventories, lease obligations, self-insurance, tax matters, pensions and litigation, are complex and involve many subjective assumptions, estimates and judgments. Changes in accounting standards or their interpretation or changes in underlying assumptions and estimates or judgments could significantly change our reported or expected financial performance or financial condition.
We are subject to various risks related to the local and international nature of our business, including domestic and foreign laws, regulations and standards. Failure to comply with such laws and regulations or the occurrence of unforeseen developments such as litigation could adversely affect our business.
Our business operates in the United States and Canada, and is subject to specific risks of conducting business in different jurisdictions across these countries and other parts of the world, including China, Taiwan, India, Thailand, Vietnam, Italy, Turkey, and South Korea. Our business is subject to a wide array of domestic and international laws, regulations and standards in jurisdictions where we operate, including advertising and marketing regulations, anti-bribery and corruption/money laundering laws, anti-competition regulations, data protection (including payment card industry data security standards) and cybersecurity requirements (including protection of information and incident responses), environmental protection laws, foreign exchange controls and cash repatriation restrictions, government business regulations applicable to us as a government contractor selling to federal, state and local government entities, import and export requirements, intellectual property laws, labor laws, product compliance laws, fleet and driver related laws, supplier regulations regarding the sources of supplies or products, tax laws, zoning laws, unclaimed property laws and laws, regulations and standards applicable to other commercial matters. In particular, occupational health and safety or consumer product safety regulation may require that we take appropriate corrective action, including but not limited to product recall, in respect of products that we have distributed. Managing a product recall or other corrective action can be expensive and can divert the attention of management and other personnel for significant time periods. Moreover, we are also subject to audits and inquiries by government agencies in the normal course of business.
Failure to comply with any of these laws, regulations and standards could result in civil, criminal, monetary and non-monetary penalties as well as potential damage to the Company’s reputation. Changes in these laws, regulations and standards, or in their interpretation, could increase the cost of doing business, including, among other factors, as a result of increased investments in technology and the development of new operational processes. Furthermore, while we have implemented policies and procedures designed to facilitate compliance with these laws, regulations and standards, there can be no assurance that associates, contractors or agents will not violate such laws, regulations and standards or our policies. Any product recall or other corrective action may negatively affect customer confidence in the Company’s products and the Company itself, regardless of whether it is successfully implemented. Any such failure to comply or violation could individually or in the aggregate materially adversely affect our business, financial condition, results of operations and cash flows.

Item 1B.Unresolved Staff Comments
None.

Item 2.Properties
We maintain our principal executive offices at 1020 Eskdale Road, Winnersh Triangle, Wokingham, Berkshire, RG41 5TS, United Kingdom and our telephone number is +44 (0) 118 927 3800.
As of July 31, 2022, we operated a total of 1,720 branches, of which 1,509 were located in the United States and 211 were located in Canada. As of July 31, 2022, approximately 18% of our United States branches and approximately 23% of our Canada branches were owned facilities, and the remainder of our United States and Canada facilities were leased. In addition, our United States business operates two MDCs in Denver, Colorado and Phoenix, Arizona for branch replenishment and final mile distribution to customers.
The following tables summarize the United States and Canada national distribution centers, as of July 31, 2022:
United States:

Location	Square Feet	Leased/Owned
Fort Payne, AL	643,000	Owned
Stockton, CA (land)	—	Leased
Stockton, CA (building)	648,200	Owned
Perris, CA	1,039,898	Owned
Frostproof, FL	521,122	Owned
Waterloo, IA	608,800	Owned
Celina, OH	676,320	Owned
Coxsackie, NY	465,000	Owned
McGregor, TX	542,000	Owned
Front Royal, VA	753,880	Leased
Richland, WA	643,477	Owned
Canada:

Location	Square Feet	Leased/Owned
Milton, ON	292,395	Leased
Item 3.Legal Proceedings
The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not expect any of its pending legal proceedings to have a material adverse effect on its results of operations, financial position, or cash flows. The Company maintains liability insurance for certain risks that are subject to certain self-insurance limits.
Item 4.Mine Safety Disclosures
Not applicable.

Part II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market information
The principal United States trading market for the Company’s ordinary shares is the NYSE, where the Company’s shares are traded under the symbol “FERG.” The Company’s principal foreign public trading market for the Company’s ordinary shares is the LSE, where the Company’s shares are traded under the symbol “FERG.”
Holders
As of September 12, 2022, there were 4,412 holders of record of our ordinary shares.
Dividends
The Company maintains a policy that establishes priorities for the utilization of capital, which are focused on the following areas: (i) investing in the business and consistently generating above market organic net sales growth; (ii) funding a sustainable ordinary dividend; (iii) investing in acquisitions that meet our investment criteria; and (iv) returning any surplus capital beyond these needs to shareholders.
The Company currently anticipates that cash dividends will continue to be paid in the future in amounts comparable to dividends paid in prior periods. However, the Company will move to a quarterly interim dividend payment from a semi-annual distribution schedule. The Company expects to declare it first quarterly interim dividend in December 2022.
Equity compensation plan information
Our equity compensation plan information required by this item is incorporated by reference to the information in “Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.
Performance graph
This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The performance graph below compares the cumulative total shareholder return of the Company’s ordinary shares since July 31, 2017, with the cumulative total return for the same period of the S&P 500 Stock Index and the S&P 500 Industrials Stock Index. The graph assumes the investment of $100 in our ordinary shares at the closing price of our ordinary shares on the LSE prior to the Company’s listing on the NYSE on March 11, 2021, and on the NYSE following such date, and in each of the indices as of the market close on July 31, 2017 and also assumes the reinvestment of dividends. Performance data for the Company is provided as of the last trading day of each relevant fiscal year. The share price performance graph is not necessarily indicative of future share price performance.

	As of July 31,
	2017	2018	2019	2020	2021	2022
Ferguson plc(1)	$100	$133	$130	$185	$302	$277
S&P 500 Stock Index	100	116	125	140	191	182
S&P 500 Industrials Stock Index	100	113	117	111	162	152

(1) LSE data used from August 1, 2017 through March 10, 2021 with GBP values converted to USD using the daily foreign exchange rate. NYSE data used from March 11, 2021 onwards.
Unregistered sales of equity securities and use of proceeds
None.
Purchases of equity securities by the issuer and affiliated purchasers

(In millions, except share count and per share amount)	(a) Total Number of Shares Purchased	(b) Average Prices Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(1)	(d) Maximum Value of Shares that May Yet To Be Purchased Under the Program(1)
August 1 - August 31, 2021	0
September 1 - September 30, 2021	30,000	$138.92	30,000	$996
October 1 - October 31, 2021	1,034,474	142.55	734,474	892
November 1 - November 30, 2021	760,430	155.40	660,430	789
December 1 - December 31, 2021	522,415	165.69	422,415	718
January 1 - January 31, 2022	978,048	169.11	878,048	571
February 1 - February 28, 2022	973,030	152.95	973,030	422
March 1 - March 31, 2022	1,200,042	147.33	1,200,042	1,245
April 1 - April 30, 2022	1,384,132	130.97	1,384,132	1,064
May 1 - May 31, 2022	1,929,115	122.98	1,929,115	827
June 1 - June 30, 2022	2,367,984	119.69	2,367,984	543
July 1 - July 31, 2022	833,510	114.98	833,510	447
	12,013,180	$136.95	11,413,180

(1) In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares with the aim of completing the purchases within 12 months. In March 2022, the Company announced an increase of $1.0 billion to its share repurchase program, bringing the total to $2.0 billion. As of July 31, 2022, the Company has completed $1.5 billion of the announced $2.0 billion share repurchase program.
Taxation
United Kingdom taxation
The following statements are intended only as a general guide to certain U.K. tax considerations and do not purport to be a complete analysis of all potential U.K. tax consequences of acquiring, holding or disposing of our ordinary shares. They are based on current U.K. law and what is understood to be the current practice of His Majesty’s Revenue and Customs (“HMRC”) as at the date of this Annual Report, both of which may change, possibly with retroactive effect. They apply only to shareholders who are resident, and in the case of individuals domiciled, for tax purposes in (and only in) the U.K. (except insofar as express reference is made to the treatment of non-U.K. residents), who hold their ordinary shares as an investment (other than where a tax exemption applies, for example where the ordinary shares are held in an individual savings account or pension arrangement) and who are the absolute beneficial owner of both the ordinary shares and any dividends paid on them. The tax position of certain categories of shareholders who are subject to special rules is not considered (except insofar as express reference is made to the treatment of exempt shareholders) and it should be noted that they may incur liabilities to U.K. tax on a different basis to that described below. This includes persons acquiring their ordinary shares in connection with employment, dealers in securities, insurance companies, collective investment schemes, charities, exempt pension funds, and temporary non-residents and non-residents carrying on a trade, profession or vocation in the U.K.
The statements summarize the current position and are intended as a general guide only. Shareholders who are in any doubt as to their tax position or who may be subject to tax in a jurisdiction other than the U.K. are strongly recommended to consult their own professional advisers.
Income from ordinary shares
Ferguson is not required to withhold U.K. tax when paying a dividend. Liability to tax on dividends will depend upon the individual circumstances of a shareholder.
U.K. resident individual shareholders
Under current U.K. tax rules specific rates of tax apply to dividend income. These include a nil rate of tax (the “dividend allowance”) for the first £2,000 of non-exempt dividend income in any tax year and different rates of tax for dividend income that exceeds the dividend allowance. No tax credit attaches to dividend income. For these purposes “dividend income” includes U.K. and non-U.K. source dividends and certain other distributions in respect of shares.
An individual shareholder who is resident for tax purposes in the United Kingdom and who receives a dividend from Ferguson will not be liable to U.K. tax on the dividend to the extent that (taking account of any other non-exempt dividend income received by the shareholder in the same tax year) that dividend falls within the dividend allowance.
To the extent that (taking account of any other non-exempt dividend income received by the shareholder in the same tax year) the dividend exceeds the dividend allowance, it will be subject to income tax at 8.75% to the extent that it falls below the threshold for higher rate income tax. To the extent that (taking account of other non-exempt dividend income received by the shareholder in the same tax year) it falls above the threshold for higher rate income tax then the dividend will be taxed at 33.75% to the extent that it is within the higher rate band, or 39.35% to the extent that it is within the additional rate band. For the purposes of determining which of the taxable bands dividend income falls into, dividend income is treated as the highest part of a shareholder’s income. In addition, dividends within the dividend allowance which would (if there was no dividend allowance) have fallen within the basic or higher rate bands will use up those bands respectively for the purposes of determining whether the threshold for higher rate or additional rate income tax is exceeded.
U.K. resident corporate shareholders
It is likely that most dividends paid on the ordinary shares to U.K. resident corporate shareholders would fall within one or more of the classes of dividend qualifying for exemption from corporation tax. However, it should be noted that the exemptions are not comprehensive and are also subject to anti-avoidance rules.

U.K. resident exempt shareholders
U.K. resident shareholders who are not liable to U.K. tax on dividends, including exempt pension funds and charities, are not entitled to any tax credit in respect of dividends paid by the Company.
Non-U.K. resident shareholders
No tax credit will attach to any dividend paid by the Company. A shareholder resident outside the U.K. may also be subject to non-U.K. taxation on dividend income under local law. A shareholder who is resident outside the U.K. for tax purposes should consult his or her own tax adviser concerning his or her tax position on dividends received from the Company.
Disposal of shares
U.K. resident shareholders
A disposal or deemed disposal of ordinary shares by a shareholder who is resident in the U.K. for tax purposes may, depending upon the shareholder’s circumstances and subject to any available exemption or relief (such as the annual exempt amount for individuals), give rise to a chargeable gain or an allowable loss for the purposes of U.K. taxation of capital gains.
Non-U.K. resident shareholders
Shareholders who are not resident in the U.K. will not generally be subject to U.K. taxation of capital gains on the disposal or deemed disposal of ordinary shares unless they are carrying on a trade, profession or vocation in the U.K. through a branch or agency (or, in the case of a corporate shareholder, a permanent establishment) in connection with which the ordinary shares are used, held or acquired. Non-U.K. tax resident shareholders may be subject to non-U.K. taxation on any gain under local law.
An individual shareholder who has been resident for tax purposes in the U.K. but who ceases to be so resident or becomes treated as resident outside the U.K. for the purposes of a double tax treaty for a period of five years or less and who disposes of all or part of his or her ordinary shares during that period may be liable to capital gains tax on his or her return to the U.K., subject to any available exemptions or reliefs.
Stamp duty and SDRT
No U.K. stamp duty or Stamp Duty Reserve Tax (“SDRT”) will be payable in respect of transfers of the ordinary shares, provided that no written instrument of transfer is entered into (which should not be necessary). HMRC clearance was obtained by the Company confirming that agreements to transfer ordinary shares which are traded on the LSE and settled by way of depository interests (“DIs”) will not be subject to U.K. SDRT.
If the ordinary shares were transferred by way of written instrument, then U.K. stamp duty at the rate of 0.5% (rounded up to the next multiple of £5) of the amount or value of the consideration given would in principle be payable, if the instrument of transfer was executed in the U.K. or related “to any matter or thing done or to be done” in the U.K.
Inheritance tax
Liability to U.K. inheritance tax may arise in respect of ordinary shares on the death of, or on a gift of ordinary shares by, an individual holder of such ordinary shares who is domiciled, or deemed to be domiciled, in the U.K.
The ordinary shares, if held directly, rather than as DIs, should not be assets situated in the U.K. for the purposes of U.K. inheritance tax. Accordingly, neither the death of a holder of such ordinary shares nor a gift of such ordinary shares by a holder should give rise to a liability to U.K. inheritance tax if the holder is neither domiciled nor deemed to be domiciled in the U.K. However, DIs may be treated as assets situated in the U.K. for the purposes of U.K. inheritance tax. Accordingly, the death of a holder of DIs or a gift of DIs by a holder may give rise to a liability to U.K. inheritance tax, even if the holder is neither domiciled nor deemed to be domiciled in the U.K.
For inheritance tax purposes, a transfer of assets at less than full market value may be treated as a gift and particular rules apply to gifts where the donor reserves or retains some benefit. Special rules also apply to close companies and to trustees of settlements who hold ordinary shares, bringing them within the charge to inheritance tax. Shareholders should consult an appropriate tax adviser if they make a gift or transfer at less than full market value or if they intend to hold any ordinary shares or DIs through trust arrangements.

Jersey taxation
The following summary of the anticipated treatment of the Company and holders of ordinary shares (other than residents of Jersey) is based on Jersey taxation law and practice as they are understood to apply at the date of this Annual Report and is subject to changes in such taxation law and practice. It does not constitute legal or tax advice and does not address all aspects of Jersey tax law and practice. Holders of ordinary shares should consult their professional advisers on the implications of acquiring, buying, selling or otherwise disposing of ordinary shares under the laws of any jurisdiction in which they may be liable to taxation.
Taxation of the Company
The Company is not regarded as resident for tax purposes in Jersey. Therefore, the Company will not be liable to Jersey income tax other than on Jersey source income (except where such income is exempted from income tax pursuant to the Income Tax (Jersey) Law 1961, as amended) and dividends on ordinary shares may be paid by the Company without withholding or deduction for or on account of Jersey income tax.
The holders of ordinary shares (other than residents of Jersey) will not be subject to any tax in Jersey in respect of the holding, sale or other disposition of such ordinary shares.
There is no reciprocal tax treaty between the United States and Jersey regarding withholding tax.
Stamp duty
In Jersey, no stamp duty is levied on the issue or transfer of the ordinary shares except that stamp duty is payable on Jersey grants of probate and letters of administration, which will generally be required to transfer ordinary shares on the death of a holder of such ordinary shares.
In the case of a grant of probate or letters of administration, stamp duty is levied according to the size of the estate (wherever situated in respect of a holder of ordinary shares domiciled in Jersey, or situated in Jersey in respect of a holder of ordinary shares domiciled outside Jersey) and is payable on a sliding scale at a rate of up to 0.75% of such estate and such duty is capped at £100,000.
Jersey does not otherwise levy taxes upon capital, inheritances, capital gains or gifts nor are there other estate duties.
If you are in any doubt as to your tax position you should consult your professional tax adviser.
United States taxation
U.S. Holders
The following is a general summary based on present law of certain United States federal income tax considerations relevant to the ownership and disposition of our ordinary shares by a U.S. Holder (as defined below). It addresses only U.S. Holders (as defined below) that hold our ordinary shares as capital assets within the meaning of Section 1221 of the Internal Revenue Code of 1986, as amended (the “Code”) and that use the U.S. dollar as their functional currency.
This summary is for general information only and is not a substitute for tax advice. It is not a complete description of all of the tax considerations that may be relevant to a particular U.S. Holder. It does not address all of the considerations relevant to U.S. Holders subject to special tax regimes, such as banks and other financial institutions, insurance companies, dealers in currencies and securities, traders in securities that elect mark-to-market treatment, regulated investment companies, real estate investment trusts, tax-exempt entities, retirement plans, individual retirement accounts or other tax-deferred accounts, pass-through entities (including S-corporations), entities or arrangements treated as partnerships for United States federal income tax purposes, United States expatriates, investors liable for alternative minimum tax, persons holding our ordinary shares as part of a hedge, straddle, conversion or other integrated financial transaction, persons holding ordinary shares through a permanent establishment or fixed base outside the United States, persons who acquired their ordinary shares through the exercise of an employee share option or otherwise as compensation, or persons that own directly, indirectly or constructively 5% or more (by voting power or value) of the equity interests of the Company. This summary does not address any United States federal taxes other than the income tax (such as estate and gift tax), any United States state and local tax considerations, any non-United States tax considerations, or any considerations relating to the Foreign Account Tax Compliance Act (“FATCA”) (by which we mean Sections 1471 through 1474 of the Code, the Treasury regulations and administrative guidance thereunder, and any intergovernmental agreement entered into in connection therewith). This summary also does not apply to any person other than a U.S. Holder (as defined below).

The discussion is based upon the provisions of the Code, the Treasury regulations promulgated thereunder, the administrative practices published by the United States Internal Revenue Service (the “IRS”) and U.S. judicial decisions, all of which are subject to change. This discussion does not consider the potential effects, both adverse and beneficial, of any recently proposed legislation which, if enacted, could be applied, possibly on a retroactive basis, at any time.
As used here, “U.S. Holder” means a beneficial owner of our ordinary shares that for United States federal income tax purposes is (i) an individual citizen or resident of the United States, (ii) a corporation organized in or under the laws of the United States, any State thereof, or the District of Columbia, (iii) a trust subject to the control of a United States person and the primary supervision of a United States court or (iv) an estate the income of which is subject to United States federal income taxation regardless of its source.
The United States federal tax consequences to a partner in a partnership generally will depend on the status of the partner and the activities of the partnership. U.S. Holders that are partnerships are urged to consult their own tax advisers about the tax consequences to their partners of owning or disposing of our ordinary shares.
The Company believes, and this discussion assumes, that the Company is not, nor has it been, a passive foreign investment company (“PFIC”) for United States federal income tax purposes. In addition, the Company believes, and this discussion assumes, that the Company will not be a PFIC for the current taxable year or in the foreseeable future. The Company’s status as a PFIC must be determined annually, and it therefore could change. If the Company has been a PFIC for any year during a U.S. Holder’s holding period, or if the Company were to be a PFIC in any year during any U.S. Holder’s holding period, such U.S. Holder could suffer material adverse tax consequences. Each current or potential investor who is a U.S. Holder should consult its own tax adviser regarding the application and tax consequences of the PFIC rules and the risk that the Company is or may become a PFIC.
The Company also believes, and this discussion also assumes, that the Company will be treated as a non-U.S. corporation for U.S. federal income tax purposes.
Dividends on ordinary shares
U.S. Holders generally must include dividends paid on our ordinary shares in their gross income as ordinary income from foreign sources. Generally, distributions in excess of a corporation’s current and accumulated earnings and profits are treated as a non-taxable return of capital to the extent of the shareholder’s basis in its shares, and thereafter as capital gain. However, the Company does not maintain calculations of its earnings and profits in accordance with United States federal income tax principles. U.S. Holders therefore should assume that any distribution by the Company with respect to our ordinary shares will be treated as ordinary dividend income. Dividends will not be eligible for the dividends-received deduction generally available to United States corporations. However, dividends should be eligible for the reduced rate on qualified dividend income available to certain eligible non-corporate U.S. Holders that satisfy a minimum holding period and other generally applicable requirements if the Company qualifies for benefits under the income tax treaty between the United Kingdom and the United States (the “US-UK Treaty”). The Company expects to qualify for benefits under the US-UK Treaty.
Dividends paid to U.S. Holders in a currency other than U.S. dollars will be includible in income in a U.S. dollar amount determined at the spot rate on the date of receipt whether or not converted into U.S. dollars at that time. A U.S. Holder will have a basis in the non-United States currency received equal to its U.S. dollar value on the date of receipt. Gain or loss on a subsequent conversion or other disposition of the non-United States currency for a different amount generally will be treated as ordinary income or loss from sources within the United States for foreign tax credit limitation purposes.
Dispositions of ordinary shares
U.S. Holders generally will recognize a capital gain or loss on the sale or other disposition of ordinary shares in an amount equal to the difference between their adjusted tax basis in the shares and the U.S. dollar value of the amount realized. Any gain will be a long-term gain if the U.S. Holder has held the ordinary shares for a period longer than one year. Any loss will be a long-term loss if the U.S. Holder has held the ordinary shares for a period longer than one year. Deductions for capital losses are subject to limitations. Any gain or loss generally will be treated as arising from United States sources. U.S. Holders should consult their tax advisers regarding any special rules relating to “extraordinary dividends” that may be potentially applicable to them if they have received a dividend from the Company in an amount greater than 10% of that U.S. Holder’s tax basis in its ordinary shares.

A U.S. Holder that receives a currency other than U.S. dollars in exchange for its shares will realize an amount equal to the U.S. dollar value of the currency received at the spot rate on the date of disposition (or, if the shares are traded on an established securities market and a U.S. Holder is a cash-basis or electing accrual basis taxpayer, at the spot rate on the settlement date). A U.S. Holder will have a tax basis in the currency received equal to the U.S. dollar value of the currency on the settlement date. Any currency gain or loss realized on the settlement date or on a subsequent conversion or other disposition of the currency for a different U.S. dollar amount generally will be United States source ordinary income or loss.
Gain or loss realized by a U.S. Holder on the sale or exchange of ordinary shares will generally be treated as US-source gain or loss for U.S. foreign tax credit purposes.
Medicare tax on net investment income
Certain non-corporate U.S. Holders whose income exceeds certain thresholds generally will be subject to a 3.8% surtax on their “net investment income” (which generally includes, among other things, dividends on, and capital and foreign currency gain from, the sale or other disposition of the ordinary shares). Non-corporate U.S. Holders should consult their own tax advisers regarding the possible effect of such tax on their ownership and disposition of the ordinary shares.
Information reporting and backup withholding
Dividends on our ordinary shares and proceeds from the disposition of such shares may be reported to the IRS. Backup withholding tax may apply to amounts subject to reporting if the holder fails to provide an accurate taxpayer identification number on a properly complete IRS Form W-9 or to meet other conditions (or, in the case of a beneficial owner of our ordinary shares that is not a United States person for U.S. federal income tax purposes, if such beneficial owner fails to properly certify its status as not a United States person, for example by providing an appropriate and properly completed IRS Form W-8, or to otherwise establish an exemption). The amount of any backup withholding tax may be credited against or refunded to the extent it exceeds the holder’s United States federal income tax liability, provided that the required information is timely furnished to the IRS.
Certain U.S. Holders are required to report to the IRS information about their investment in ordinary shares not held through an account with a domestic financial institution. Investors who fail to report required information could become subject to substantial penalties. U.S. Holders should consult their tax advisers about these and any other reporting requirements arising from their investment in our ordinary shares.
Item 6.[Reserved].

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding operational and financial performance for fiscal 2022, 2021 and 2020. Effective August 1, 2021, the Company transitioned from IFRS to U.S. GAAP. The accompanying MD&A, including all periods presented, have been presented and analyzed under U.S. GAAP. This MD&A should be read in conjunction with the Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of the Annual Report.
The following discussion contains trend information and forward-looking statements. Actual results could differ materially from those discussed in these forward-looking statements, as well as from our historical performance, due to various factors, including, but not limited to, those discussed in “Risk Factors” and “Forward-Looking Statements and Risk Factor Summary” and elsewhere in this Annual Report.
Overview
Ferguson is a value-added distributor in North America providing expertise, solutions and products from infrastructure, plumbing and appliances to HVAC, fire, fabrication and more. Ferguson is headquartered in the U.K., with its operations and associates solely focused on North America and managed from Newport News, Virginia.
The following table presents highlights of our annual performance:

	For the years ended July 31,
(In millions, except per share amounts)	2022	2021	2020
Net sales	$28,566	$22,792	$19,940
Income from continuing operations	2,099	1,630	973

Earnings per share from continuing operations - Diluted	9.59	7.25	4.29

Net cash provided by operating activities of continuing operations	1,149	1,337	1,452

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	2,951	2,092	1,587
Adjusted earnings per share - diluted	9.76	6.75	5.04

(1) The Company uses certain non-GAAP measures, which are not defined or specified under U.S. GAAP. See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
For fiscal 2022, net sales increased by 25.3% driven by our ability to manage and pass on price inflation (approximately 19%) and volume growth across our residential and non-residential end markets in both the U.S. and Canada compared to fiscal 2021.
For fiscal 2022, income from continuing operations increased 28.8% to $2.1 billion compared to $1.6 billion in fiscal 2021. Adjusted operating profit increased by 41.1% to $3.0 billion compared to $2.1 billion in fiscal 2021 reflecting gross profit generated from sales growth as well as disciplined cost control of operating expenses.
For fiscal 2022, diluted earnings per share from continuing operations was $9.59 (adjusted diluted earnings per share: $9.76) and increased 32.3% over the prior year (44.6% on an adjusted basis) driven by growth in income from continuing operations, as well as the impact from the $1.5 billion in share repurchases as part of the Company’s $2 billion share repurchase program.
Net cash provided by operating activities from continuing operations decreased to $1.1 billion for fiscal 2022 compared to $1.3 billion for fiscal 2021, primarily reflecting improved cash earnings more than offset by investments in working capital compared to 2021. During fiscal 2022, the Company invested $650 million in new acquisitions.
We also transitioned our primary listing from the LSE to the NYSE effective May 12, 2022.

Results of Operations
Fiscal 2022 and fiscal 2021
The table below summarizes the Company’s Consolidated Statement of Earnings for the periods indicated.

	For the years ended July 31,
(In millions)	2022	2021	2020
Net sales	$28,566	$22,792	$19,940
Cost of sales	(19,810)	(15,812)	(13,957)
Gross profit	8,756	6,980	5,983
Selling, general and administrative expenses	(5,635)	(4,732)	(4,329)
Depreciation and amortization	(301)	(298)	(282)
Operating profit	2,820	1,950	1,372
Interest expense, net	(111)	(98)	(93)
Other (expense) income, net	(1)	10	(7)
Income before income taxes	2,708	1,862	1,272
Provision for income taxes	(609)	(232)	(299)
Income from continuing operations	$2,099	$1,630	$973
Net sales were $28.6 billion in fiscal 2022, an increase of $5.8 billion, or 25.3%, compared with the same period in 2021. The increase in net sales was primarily driven by price inflation and higher volume, collectively contributing $5.4 billion, within both residential and non-residential end markets, as well as acquisitions which contributed $0.4 billion. The Company’s sales within its residential markets grew in both RMI and new construction, particularly in the first half of fiscal 2022, and non-residential markets also grew, particularly within the civil/infrastructure market compared to fiscal 2021. The impact of price inflation was approximately 19% for fiscal 2022.
Gross profit was $8.8 billion in fiscal 2022, an increase of $1.8 billion, or 25.4%, compared with fiscal 2021, reflecting increased net sales. The gross profit margin of 30.7% increased 10 basis points from 30.6% in the prior year, due to price realization, particularly during the first half of fiscal 2022, being partially offset by business mix and commodity pricing during the second half of the year.
Selling, general and administrative expenses (“SG&A”) were $5.6 billion in fiscal 2022, an increase of $903 million, or 19.1%, compared with fiscal 2021. The increase in SG&A was primarily driven by higher variable costs (due to the overall growth in net sales), particularly labor, infrastructure and distribution-related costs. While the Company incurred higher variable costs in connection with net sales growth, SG&A of 19.1% was below net sales growth of 25.3%, generating strong operating cost leverage.
Net interest expense was $111 million in fiscal 2022, an increase of $13 million, or 13.3% compared with fiscal 2021. The increase was primarily due to a net increase in debt in connection with the Company’s $1.0 billion bond offering at the end of the third quarter of fiscal 2022.
Income tax expense was $609 million for fiscal 2022, an increase of $377 million, or 162.5%, compared with fiscal 2021. The Company’s effective tax rate attributable to continuing operations was 22.5% for fiscal 2022 compared with 12.5% for fiscal 2021. The increase in income tax expense was primarily driven by increases in pre-tax income in fiscal 2022 as well as the release of provisions against uncertain tax positions following the closure of tax authority audits and the lapsing of statute of limitations periods in 2021, which did not recur in 2022 to the same level of magnitude. The increase in the effective tax rate was primarily driven by the release of provisions against uncertain tax positions in 2021 which did not recur to the same level of magnitude in 2022.
Income from continuing operations for fiscal 2022 was $2.1 billion, an increase of $469 million, or 28.8%, compared with fiscal 2021. This increase was primarily a result of net sales growth while improving operating cost leverage.

Fiscal 2021 and fiscal 2020
Net sales were $22.8 billion in fiscal 2021, an increase of $2.9 billion, or 14.3%, compared with fiscal 2020. The increase in net sales attributed to higher volume and price inflation totaled $2.6 billion, due principally to strong growth in residential markets compared with fiscal 2020, net sales from acquisitions of $290 million and $60 million from foreign currency translation. These increases were partially offset by $92 million due to the impact of one less trading day in 2021 compared with 2020. The impact of price inflation was approximately 3% in fiscal 2021.
Gross profit was $7.0 billion in fiscal 2021, an increase of $1.0 billion, or 16.7%, compared with fiscal 2020. The gross profit margin of 30.6% increased 60 basis points from 30.0% in fiscal 2020 primarily due to managing price inflation, reflecting the strength of the Company’s supply chain.
Selling, general and administrative expenses were $4.7 billion for fiscal 2021, an increase of $403 million, or 9.3%, compared with fiscal 2020. This increase was driven by higher sales volumes and was primarily due to higher overall variable labor and other costs compared with fiscal 2020. While the Company incurred higher variable costs, SG&A cost growth of 9.3% was below net sales growth of 14.3% compared with fiscal 2020, generating strong operating cost leverage.
Net interest expense was $98 million in fiscal 2021, an increase of $5 million compared with fiscal 2020, mainly due to higher interest income in 2020.
Other income was $10 million in fiscal 2021, an increase of $17 million compared with fiscal 2020. This increase is primarily due to items recorded in 2020 that did not recur in 2021. In 2020, the Company recorded $22 million in impairments, partially offset by a $7 million disposal gain, in connection with the Company’s interests in investees.
Income tax expense was $232 million for fiscal 2021, a decrease of $67 million, or 22.4%, compared with fiscal 2020. The Company’s effective tax rate attributable to continuing operations was 12.5% for fiscal 2021 compared with 23.5% for fiscal 2020. The decrease in the effective tax rate was primarily due to a release of provisions against uncertain tax positions following the closure of tax authority audits and the lapsing of the statute of limitations periods. The impact of these items was partially offset by the tax effect of the increase in pre-tax earnings.
Income from continuing operations for fiscal 2021 was $1.6 billion, an increase of $657 million, or 67.5%, compared with fiscal 2020. This increase was primarily due to net sales growth and gross margin expansion while improving operating cost leverage.
Losses in connection with discontinued operations for fiscal 2021 were $158 million, primarily reflecting the sale of the U.K. business during the first half of fiscal 2021. See note 17 to the Notes to the Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Annual Report.
Segments
The Company’s reportable segments are the United States and Canada based on how the Company manages its business and allocates resources, which is on a geographical basis. The Company’s measure of segment profit is adjusted operating profit which is defined as profit before tax, excluding central and other costs, restructuring costs, amortization of acquired intangible assets, net interest expenses, as well as other items typically recorded in net other (expense) income such as (loss)/gain on disposal of businesses, pension plan changes/closure costs and amounts recorded in connection with the Company’s interests in investees. For further segment information, see note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Annual Report.
Segment results of operations for fiscal 2022 and fiscal 2021
United States

	For the years ended July 31,
(In millions)	2022	2021
Net sales	$27,067	$21,478
Adjusted operating profit	2,893	2,070

Net sales for the United States segment were $27.1 billion in fiscal 2022, an increase of $5.6 billion, or 26.0%, compared with the prior year. The increase in net sales was primarily driven by price inflation and higher volume, collectively contributing $5.2 billion, within both residential and non-residential end markets as well as acquisitions which contributed $0.4 billion. The Company’s sales within its residential markets increased by 22.2% driven by growth in both RMI and new construction, particularly in the first half of fiscal 2022 while non-residential markets increased by 30.8%, particularly within the civil/infrastructure market compared to fiscal 2021. The impact of price inflation was approximately 20% for fiscal 2022.
The following table illustrates net sales growth by end market:

	% of United States segment net sales Fiscal 2022	United States segment net sales growth Fiscal 2022
Residential	54%	22.2%
Non-residential	46	30.8
Total		26.0%
Adjusted operating profit for the United States segment was $2.9 billion for fiscal 2022, an increase of $823 million, or 39.8%, compared with the prior year. This increase was primarily due to net sales growth of 26.0% while improving operating cost leverage through well-controlled operating cost growth of only 19.4%.
Canada

	For the years ended July 31,
(In millions)	2022	2021
Net sales	$1,499	$1,314
Adjusted operating profit	112	76
Net sales for the Canada segment were $1.5 billion in fiscal 2022, an increase of $185 million, or 14.1%, compared with fiscal 2021. The increase in net sales was primarily due to sales price inflation of approximately 13% in fiscal 2022.
Adjusted operating profit for the Canada segment was $112 million in fiscal 2022, an increase of $36 million, or 47.4%, compared with fiscal 2021. This increase was primarily due to gross margin expansion and operating cost leverage.
Segment results of operations for fiscal 2021 and fiscal 2020
United States

	For the years ended July 31,
(In millions)	2021	2020
Net sales	$21,478	$18,857
Adjusted operating profit	2,070	1,586
Net sales for the United States segment were $21.5 billion in fiscal 2021, an increase of $2.6 billion, or 13.9%, compared with fiscal 2020. The increase in net sales attributed to higher sales volume and price inflation totaled $2.4 billion, due principally to strong growth in residential markets compared to fiscal 2020, and net sales from acquisitions of $290 million. These increases were partially offset by $81 million due to the impact of one less trading day in 2021 compared with 2020. The impact of price inflation was approximately 3% in fiscal 2021.

The following table illustrates net sales growth by end market:

	% of United States segment net sales Fiscal 2021	United States segment net sales growth Fiscal 2021
Residential	56%	19%
Non-residential	44	8
Total		13.9%
In fiscal 2021, net sales from the residential end market grew 19% compared to fiscal 2020 driven by increases in residential new housing starts and permits as well as growth in residential RMI, particularly during the second half of fiscal 2021 as the project-minded consumer and light decorative pro continued to drive increased e-commerce net sales. Our net sales from non-residential end markets grew 8% compared with fiscal 2020, primarily driven by growth in commercial and civil/infrastructure in the second half of fiscal 2021 as project related work increased with more U.S. markets reopening following the prior year impacts from the COVID-19 pandemic.
Adjusted operating profit for the United States segment was $2.1 billion for fiscal 2021, an increase of $484 million, or 30.5%, compared with fiscal 2020. This increase was primarily due to net sales growth in residential markets, as well as overall gross margin expansion while improving operating cost leverage.
Canada

	For the years ended July 31,
(In millions)	2021	2020
Net sales	$1,314	$1,083
Adjusted operating profit	76	43
Net sales for the Canada segment were $1.3 billion in fiscal 2021, an increase of $231 million, or 21.3%, compared with fiscal 2020. The increase in net sales was primarily due to higher sales volume and sales price inflation of $182 million driven by improved sales in the residential markets, as well as $60 million due to the impact of foreign currency translation. These increases were partially offset by $11 million due to one less trading day. The impact of price inflation was approximately 4% in fiscal 2021.
Adjusted operating profit for the Canada segment was $76 million in fiscal 2021, an increase of $33 million, or 76.7%, compared with fiscal 2020. This increase was primarily due to net sales growth in residential markets and overall gross margin expansion while maintaining operating cost leverage.
Non-GAAP Reconciliations and Supplementary Information
The Company reports its financial results in accordance with U.S. GAAP. However, the Company believes certain non-GAAP financial measures provide users of the Company’s financial information with additional meaningful information to assist in understanding financial results and assessing the Company’s performance from period to period. These non-GAAP measures include adjusted operating profit, adjusted net income, adjusted earnings per share (“adjusted EPS”) - basic and adjusted EPS -diluted. Management believes these measures are important indicators of operations because they exclude items that may not be indicative of our core operating results and provide a better baseline for analyzing trends in our underlying businesses, and they are consistent with how business performance is planned, reported and assessed internally by management and the Board. Such non-GAAP adjustments include: amortization of acquired intangible assets, discrete tax items, business restructuring charges, corporate restructuring charges which includes costs associated with the Company’s listing in the United States, gains or losses on the disposals of businesses which by their nature do not reflect primary operations and certain other items deemed non-recurring in nature and/or that are not a result of the Company’s primary operations. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for results reported under U.S. GAAP. These non-GAAP financial measures reflect an additional way of viewing aspects of operations that, when viewed with U.S. GAAP results, provide a more complete understanding of the business. The Company strongly encourages investors and shareholders to review Company financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Reconciliation of net income to adjusted operating profit
The following table reconciles net income (U.S. GAAP) to adjusted operating profit (non-GAAP):

	For the years ended July 31,
(In millions)	2022	2021	2020
Net income	$2,122	$1,472	$961
(Income) loss, discontinued operations (net of tax)	(23)	158	12
Provision for income taxes	609	232	299
Interest expense, net	111	98	93
Other (income) loss	1	(10)	7
Business restructurings(1)	—	(11)	72
Corporate restructurings(2)	17	22	29
Amortization of acquired intangibles	114	131	114
Adjusted operating profit	2,951	2,092	1,587
(1)For fiscal 2021, business restructuring reflects the release of provisions in connection with previously anticipated COVID-19 cost actions recorded in fiscal 2020. For fiscal 2020, business restructuring principally comprised costs incurred in the United States and Canada in respect of cost actions taken to ensure the business was appropriately sized for the post COVID-19 operating environment.
(2)For fiscal 2022, 2021 and 2020, corporate restructuring costs primarily related to the incremental costs of the Company’s listing in the United States.
Reconciliation of net income to adjusted net income and adjusted EPS
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS – basic and adjusted EPS – diluted (non-GAAP):

	For the years ended July 31,
(In millions)	2022	2021	2020
Net income	$2,122	$1,472	$961
(Income) loss from discontinued operations (net of tax)	(23)	158	12
Income from continuing operations	2,099	1,630	973
Business restructurings(1)	—	(11)	72
Corporate restructurings(2)	17	22	29
Impairment of equity method investments	—	—	22
Amortization of acquired intangibles	114	131	114
Gain on disposal of interests in investees and other investments	—	—	(7)
Discrete tax adjustments(3)	(72)	(203)	(3)
Tax impact on non-GAAP adjustments(4)	(21)	(51)	(56)
Adjusted net income	$2,137	$1,518	$1,144

Adjusted earnings per share:
Basic	$9.82	$6.79	$5.09
Diluted	$9.76	$6.75	$5.04
Weighted average number of shares outstanding:
Basic	217.7	223.5	224.8
Diluted	218.9	224.8	226.8
(1)For fiscal 2021, business restructuring reflects the release of provisions in connection with previously anticipated COVID-19 cost actions recorded in fiscal 2020. For fiscal 2020, business restructuring principally comprised costs incurred in the United States and Canada in respect of cost actions taken to ensure the business was appropriately sized for the post COVID-19 operating environment.

(2)For fiscal 2022, 2021 and 2020, corporate restructuring costs primarily related to the incremental costs of the Company’s listing in the United States.
(3)In fiscal 2022, the discrete tax adjustments primarily relate to the release of uncertain tax positions following the closure of tax audits and prior year adjustments, including amended tax return items. In fiscal 2021, the discrete tax adjustments primarily relate to the release of uncertain tax positions following the closure of tax audits, as well as the impact of changes in tax rates. In fiscal 2020, the discrete tax adjustments relate primarily to changes in tax rates.
(4)Represents the tax impact of non-GAAP adjustments, primarily the tax impact on the amortization of acquired intangibles.
Liquidity and Capital Resources
The Company believes its current cash position coupled with cash flow anticipated to be generated from operations and access to capital should be sufficient to meet its operating cash requirements for the next 12 months and will also enable the Company to invest and fund acquisitions, capital expenditures, dividend payments, share repurchases, required debt payments and other contractual obligations through the next several fiscal years. The Company also anticipates that it has the ability to obtain alternative sources of financing, if necessary.
Cash flows
As of July 31, 2022 and 2021, the Company had cash and cash equivalents of $771 million and $1.3 billion, respectively.
As of July 31, 2022, the Company’s total debt was $3.9 billion. In addition, the Company had $2.6 billion of available liquidity, comprising readily available cash to fund operations of $673 million, excluding cash of $98 million used to collateralize letters of credit on behalf of Ferguson Insurance Limited, and $1.9 billion of undrawn facilities. The Company anticipates that it will be able to meet its debt obligations as they become due.
Cash flows from operating activities

	As of July 31,
(In millions)	2022	2021	2020
Net cash provided by operating activities	$1,149	$1,382	$1,545
Net cash provided by operating activities was $1.1 billion in fiscal 2022 and $1.4 billion in fiscal 2021. The $233 million decrease was primarily driven by changes in working capital, partially offset by an increase to net income compared to fiscal 2021. Working capital was impacted by higher investment in inventory during fiscal 2022 in our efforts to maintain product availability to service our customers during a time of industry supply chain disruption as well as by the timing of vendor payments.
Net cash provided by operating activities was $1.4 billion in fiscal 2021 and $1.5 billion in fiscal 2020. The $163 million decrease was principally due to investment in working capital, specifically inventory, to maintain product availability to service our customers during a time of industry supply chain disruption, as well as an increase in accounts receivable due to timing of net sales in light of the COVID-19 pandemic that was more impactful in the second half of fiscal 2020 than fiscal 2021. Cash flow from discontinued operations decreased $48 million. These decreases were partially offset by an increase in trade payables and accrued liabilities of $1.1 billion, primarily driven by the current investment in inventory.
Cash flows from investing activities

	As of July 31,
(In millions)	2022	2021	2020
Net cash used in investing activities	($922)	($125)	($571)
The Company has historically generated growth organically, as well as through selective acquisitions. During fiscal years 2022, 2021 and 2020, the Company invested $650 million, $286 million and $271 million, respectively, in new acquisitions.
Our strategy of investing in the development of the Company’s business models is supported by capital expenditure. Capital expenditure totaled $290 million, $241 million and $283 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. These investments were primarily for strategic projects to support future growth, such as new MDCs, distribution hubs and technology.

Partially offsetting the capital spending were proceeds from the sale of long-term assets and investments in investees of $4 million, $18 million and $45 million in 2022, 2021 and 2020, respectively.
In addition, the Company completed a number of disposals in fiscal 2021 and 2020, most significantly the sale of its U.K. business for proceeds of $380 million on January 29, 2021, in order to focus its business on North America. In 2022, the Company received proceeds related to property which was sold in connection with a previously discontinued operation in a prior year. Net cash flow from investing activities related to discontinued operations was an inflow of $24 million, $390 million, and an outflow of $57 million during fiscal years 2022, 2021 and 2020, respectively.
Cash flows from financing activities

	As of July 31,
(In millions)	2022	2021	2020
Net cash (used in) provided by financing activities	($744)	($2,051)	$4
Net cash used in financing activities was $744 million in fiscal 2022 compared to $2,051 million in fiscal 2021. The decrease in cash used in financing activities was primarily driven by higher proceeds from debt due to the $1.0 billion bond offering in fiscal 2022, additional net borrowings of $455 million under the Company’s Receivables Facility (as defined below) and $498 million in lower dividends paid in fiscal 2022 compared to fiscal 2021 due to a special dividend which was paid in connection with the sale of the U.K. business and higher final dividend paid in fiscal 2021 due to the suspension of the interim dividend during fiscal 2020 in light of the COVID-19 pandemic. These increases were partially offset by the Company’s $1.2 billion higher share repurchases in fiscal 2022.
Net cash used in financing activities was $2,051 million in fiscal 2021 compared to a cash inflow of $4 million in fiscal 2020. The decrease in cash flows from financing activities was primarily driven by $709 million in higher dividends paid in fiscal 2021 due to suspension of the interim dividend in fiscal 2020 in light of the COVID-19 pandemic, as well as the special dividend paid in fiscal 2021 in connection with the sale of the U.K. business. In addition, the Company had $974 million in lower net proceeds from borrowings in 2021, partially offset by $77 million less share repurchases.
Reinvestment of unremitted earnings
We consider foreign earnings of specific subsidiaries to be indefinitely reinvested. These permanently reinvested earnings of foreign subsidiaries at July 31, 2022 amounted to $658 million (2021: $551 million). If at some future date, the Company ceases to be permanently reinvested in these foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference on these specific foreign subsidiaries.
Debt facilities
The following section summarizes certain material provisions of our debt facilities and long-term debt obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness.

	As of July 31,
(In millions)	2022	2021
Debt facilities	3,929	2,512
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc. (“Wolseley Capital”), a wholly-owned subsidiary of the Company, privately placed fixed rate notes in an aggregate principal amount of $800 million and $355 million, respectively, (collectively, the “Private Placement Notes”). Interest on the Private Placement Notes is payable semi-annually. There was an additional $95 million of variable rate notes issued in November 2017 that were re-paid in fiscal 2021.

Unsecured Senior Notes
Ferguson Finance plc (“Ferguson Finance”) has issued the following unsecured senior notes (collectively, the “Unsecured Senior Notes”):
•April 2022: $300 million of 4.25% notes due April 2027 and $700 million of 4.65% notes due April 2032. The combined net proceeds were $989 million;
•June 2020: $600 million of 3.25% notes due June 2030; and
•October 2018: $750 million of 4.50% notes due October 2028.
The Unsecured Senior Notes are fully and unconditionally guaranteed on a direct, unsubordinated and unsecured senior basis by the Company and generally carry the same terms and conditions with interest paid semi-annually. The Unsecured Senior Notes may be redeemed, in whole or in part (i) at 100% of the principal amount on the notes being redeemed plus a “make-whole” prepayment premium at any time prior to three months before the maturity date (the “Notes Par Call Date”) or (ii) after the Notes Par Call Date at 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest on the principal being redeemed. The Unsecured Senior Notes include covenants, subject to certain exceptions, which include limitations on the granting of liens and on mergers and acquisitions.
Revolving Credit Facility
The Revolving Facility Agreement (as amended from time to time, the “Revolving Facility”), dated March 10, 2020, among the Company, Ferguson UK Holdings Limited, the lenders and arrangers party thereto, and the agent of the lenders party thereto, consists of a $1.1 billion unsecured, revolving loan facility, which terminates in March 2026. The Revolving Facility includes an uncommitted accordion feature that permits the Company to request that the total commitments thereunder be increased by an aggregate amount not to exceed $250 million, subject to the terms and conditions set forth therein. Borrowings are available to the Company and certain of its subsidiaries and bear interest at a rate equal to the sum of LIBOR, plus an applicable margin determined based on our public credit ratings. We are required to pay a quarterly commitment fee and utilization fee in certain circumstances. All obligations under the Revolving Facility are unconditionally guaranteed by the Company and Ferguson UK Holdings Limited, to the extent each entity is not the borrower with respect to such obligation.
The Revolving Facility contains certain customary affirmative covenants, as well as certain customary negative covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to incur indebtedness, grant liens on present or future assets and revenues, sell assets, or engage in acquisitions, mergers or consolidations. The Revolving Facility also contains certain events of default, cross-default provisions and cross-acceleration provisions (in each case, with certain grace periods and thresholds).
As of July 31, 2022 and 2021, no borrowings were outstanding under the Revolving Facility.
Bilateral Loan
The Company maintains an unsecured $500 million 364-day revolving facility agreement with Sumitomo Mitsui Banking Corporation, London Branch, as lead arranger, the lenders party thereto, and SMBC Bank International PLC, as agent for the lenders, which expires in March 2023 (the “Bilateral Loan Agreement”). The Bilateral Loan Agreement includes an extension feature that permits the Company, prior to the first anniversary of the date of the Bilateral Loan Agreement, to request that the termination date thereunder be extended for a further period of 364 days, subject to the terms and conditions set forth therein. Borrowings are available to the Company and certain of its subsidiaries and bear interest at a rate equal to the sum of Term SOFR, plus a margin and variable credit adjustment spread depending on the interest period. We are required to pay a quarterly commitment fee. All obligations under the Bilateral Loan Agreement are unconditionally guaranteed by the Company, to the extent the Company is not the borrower with respect to such obligation. The Bilateral Loan Agreement contains certain affirmative and negative covenants and events of default that are substantially similar to those contained in the Revolving Facility.
As of July 31, 2022 and 2021, no borrowings were outstanding under the Bilateral Loan Agreement.
Receivable Securitization Facility
The Company’s Receivables Securitization Facility (as amended from time to time, the “Receivables Facility”) is primarily governed by the Receivables Purchase Agreement, dated July 31, 2013, as amended. The Company does not factor its accounts receivables as this facility is its only secured borrowing.

As of July 31, 2022, the Receivables Facility consisted of accounts receivable funding for up to $800 million, terminating in May 2024. The Company has available to it an accordion feature whereby the commitment on the Receivables Facility may be increased up to $1.0 billion subject to lender participation. At all times, all borrowings under the Receivables Facility are recorded on the consolidated balance sheet of the Company.
As of July 31, 2022, $455 million in borrowings were outstanding under the Receivables Facility. No amounts were outstanding as of July 31, 2021.
Interest is payable under the Receivables Facility at a rate equal to LIBOR, or the commercial paper rates of the conduit lenders, plus an applicable margin. The Company pays customary fees regarding unused amounts to maintain the availability under the Receivables Facility.
The Company was in compliance with all debt covenants for all facilities as of July 31, 2022.
See note 9 to the Consolidated Financial Statements contained in this Annual Report for further details regarding the Company’s debt.
There have been no significant changes during the year to the Company’s policies on accounting for, valuing and managing the risk of financial instruments.
Contractual obligations
The table below sets forth the Company’s anticipated contractual cash outflows on an undiscounted basis as of July 31, 2022.

	As of July 31, 2022
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt - principal(a)	$3,960	$250	$660	$850	$2,200
Debt - interest only(b)	1,040	154	274	226	386
Operating leases	1,317	330	531	274	182
Treasury share purchase commitments	324	324	—	—	—
Other purchase obligations(c)	2,284	2,284		—	—
Total	8,925	3,342	1,465	1,350	2,768
(a)See note 9 to our audited consolidated financial statements for further detail related to debt.
(b)Interest on debt is calculated using the prevailing spot interest rate as of the balance sheet date.
(c)Other purchase obligations primarily include commitments to purchase inventory and other goods and services and uncompleted additions to property, buildings and equipment. Purchase obligations are made in the normal course of business to meet operating needs. While purchase orders for both inventory purchases and non-inventory purchases are generally cancellable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract..
Tax obligations
At July 31, 2022, the Company had aggregate liabilities for unrecognized tax benefits totaling $140 million, none of which are expected to be paid in the next 12 months. The timing of payment, if any, associated with our long-term unrecognized tax benefit liabilities is unknown. See note 4 to the Consolidated Financial Statements in this Annual Report for further discussion of our unrecognized tax benefits.

Critical Accounting Estimates
In applying the Company’s accounting policies, various transactions and balances are valued using estimates or assumptions. Should these estimates or assumptions prove incorrect, there may be an impact on the following year’s financial statements. Management believes that the estimates and assumptions that have been applied would not give rise to a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next fiscal year.
Management has exercised judgment in evaluating the impact of the COVID-19 pandemic on the financial statements. Management assessed areas relevant for the Company which had the potential to be impacted such as: expected credit losses; inventory impairment; goodwill impairment; intangible and tangible asset impairment; and deferred tax asset recognition. Management concluded there was no material negative impact in these areas and no new sources of estimation uncertainty.
The Company’s significant accounting policies that require estimates include the allowance for doubtful accounts, inventories, considerations around goodwill impairment, leases and revenue recognition. These policies and related estimates are described in note 1 to the Consolidated Financial Statements, “Summary of significant accounting policies.” Some of those significant accounting policies may require management to make difficult, subjective or complex judgments about the Company’s estimates.
The Company considers an accounting policy to be a critical estimate if: (1) it involves assumptions that are uncertain when judgment was applied, and (2) changes in the estimate assumptions, or selection of a different estimate methodology, could have a significant impact on the Company’s consolidated financial position and results. The Company has determined that its estimates around acquired inventories and pension obligations represent its most critical accounting estimates.
Inventories
Inventory reserves are recorded against slow‐moving, obsolete and damaged inventories for which the net realizable value is estimated to be less than the cost. The reserve is estimated based on the Company’s current knowledge with respect to inventory levels, sales trends and historical experience.
Pensions
The Company considers that the most sensitive assumptions are the discount rate on the benefit obligation, expected return on assets and life expectancy in connection with the Company’s pension plan in the U.K. Changes in the assumption related to the pension plan in Canada do not result in significant changes.
The Company measures discount rates by reference to corporate bond yields, which can also vary significantly between reporting periods, particularly in light of macroeconomic factors that can impact corporate bond yields. The assumptions used for the Company’s U.K. pension plan were as follows:

Rate assumptions:	2022	2021	2020
Discount rate, benefit obligation	3.45%	1.70%	1.50%
Expected return, on plan assets	1.85%	2.40%	3.00%
The sensitivity analyses below show the (increase)/decrease in the Company’s defined benefit plan net asset/liability of reasonably possible changes of the respective assumptions occurring at the end of the reporting period, while holding all other assumptions constant.

(In millions)	Change	U.K.
Discount rate, benefit obligation	+0.25%	($56)
	(0.25)%	59
Inflation rate, benefit obligation	+0.25%	47
	(0.25)%	(47)
Life expectancy	+1 year	58
Accounting developments and changes
Refer to note 1 in the Consolidated Financial Statements for a discussion of new accounting pronouncements.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risks arising from changes in foreign currency exchange rates, interest rates and commodity prices. The Company has well-defined risk management policies, which have been consistently applied during fiscal years 2022, 2021 and 2020. We use derivative and non-derivative instruments to hedge a portion of our risks, none of which are for trading or speculative purposes. There have been no changes since the previous year in the major financial risks faced by the Company.
Foreign currency exchange rates risk
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods and services by these foreign operations that are not denominated in their local currencies. Our foreign currency related hedging arrangements outstanding at the end of fiscal 2022 and 2021 were not material. A hypothetical 10% change in the relative value of the U.S. dollar would not materially impact the Company's net earnings for 2022.
Interest rate risks
The Company is exposed to interest rate risk on its debt. In connection with certain of its Private Placement Notes, the Company entered into interest rate swaps, designated as fair value hedges, to manage its exposure to interest rate movements on its debt. If short-term interest rates varied by 10%, the impact on the Company’s variable-rate debt obligations would not have a material impact on the Company's net earnings.
The United Kingdom’s Financial Conduct Authority will cease publication of LIBOR beginning after 2021 and continuing through 2023. When LIBOR is discontinued, the Company will need to change the terms of certain interest rate swap agreements and credit facilities which utilize LIBOR as a benchmark interest rate, replacing LIBOR with the new standard that is selected. The Alternative Reference Rates Committee selected SOFR, plus a recommended spread adjustment, as the rate recommended to replace U.S. dollar LIBOR. The Company may incur incremental costs in transitioning to SOFR, and interest rates on current or future indebtedness may be adversely affected by the new standard. The Company does not expect such changes to materially impact the Company’s consolidated financial condition, results of operations, or cash flows. See “Item 1A. Risk Factors—Market conditions, competition, financial—The Company’s strategy could be materially adversely affected by its indebtedness.”
Commodity price risk
Some of the Company’s products contain significant amounts of commodity-priced materials, predominantly plastic, copper and steel, and other components which are subject to price changes based upon fluctuations in the commodities market. The Company is also exposed to fluctuations in the price of fuel, which could affect transportation costs. This price volatility could potentially have a material impact on our financial condition and/or our results of operations. The Company regularly monitors commodity trends and mitigates any material exposure to commodity price risk by having alternative sourcing plans in place, such as mitigating the risk of supplier concentration, passing commodity-related inflation to customers or suppliers, and continuing to scale its distribution networks, including its transportation infrastructure.
For a description of our key policies, please refer to the Consolidated Financial Statements, included in this Annual Report.
Safe harbor
Quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management’s opinion about risks associated with the Company’s operations, debt and derivative positions. Actual results may differ materially from these forward-looking statements due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchange rates, prices of raw materials and the Company’s actual exposures and positions.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ferguson plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ferguson plc and subsidiaries (the "Company") as of July 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, shareholder’s equity, and cash flows, for each of the three years in the period ended July 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 27, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Reporting Framework
As discussed in Note 1 to the financial statements, the Company has changed its reporting framework from International Financial Reporting Standards as issued by the International Accounting Standards Board to accounting principles generally accepted in the United States of America. Our opinion is not modified in respect to this matter.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Existence and Valuation— Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company had inventories of $4,333 million at July 31, 2022, held in numerous distribution centers and branches, and across multiple product lines.
The Company employs a range of inventory counting procedures to record the existence and condition of inventory considering the highly disaggregated nature of the inventory balance across the Company’s distribution centers and branch locations, including perpetual cycle counts. The perpetual cycle count process is in turn reliant on a core warehouse management system.
In addition, reserves are made against slow-moving, obsolete and damaged inventories for which the net realizable value is estimated to be less than the cost. The reserve is estimated based on the Company’s current knowledge with respect to inventory levels, sales trends and historical experience. The reserve calculation requires judgment, which increases the risk of possible misstatement.
We identified the valuation of inventory reserves and the existence of perpetual cycle count inventory as a critical audit matter. This is due to the inherent uncertainty in estimating the inventory reserve and higher degree of auditor judgment and effort needed to determine the extent and timing of testing the perpetual cycle count inventory existence.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to inventory existence and valuation included the following, among others:
Existence
•used senior team members to determine the extent and location of inventory counts;
•physically observed management’s count procedures over inventory close to the year-end date and performed independent sample count procedures in relation to locations across the Company;
•performed roll-forward procedures from the date of our inventory counts to the year-end date; and
•investigated any variations from our independent counts and considered the impact in the context of the inventory balance as a whole.
Valuation
•tested the Company’s process in determining the inventory reserve by recalculating the inventory reserve, if any, for a sample of on hand inventory items and inventory reserve amounts;
•formed an independent expectation of the inventory reserves at year end based on prior year ratios and compared the inventory reserve against our expectation; and
•performed a historical look back analysis for a selection of inventory items and considered the impact in the context of the inventory balance as a whole.

/s/ Deloitte LLP
London, United Kingdom
September 27, 2022
We have served as the Company's auditor since 2016.

Ferguson plc
Consolidated Statements of Earnings

	For the years ended July 31,
(In millions, except per share amounts)	2022	2021	2020
Net sales	$28,566	$22,792	19,940
Cost of sales	(19,810)	(15,812)	(13,957)
Gross profit	8,756	6,980	5,983
Selling, general and administrative expenses	(5,635)	(4,732)	(4,329)
Depreciation and amortization	(301)	(298)	(282)
Operating profit	2,820	1,950	1,372
Interest expense, net	(111)	(98)	(93)
Other (expense) income, net	(1)	10	(7)
Income before income taxes	2,708	1,862	1,272
Provision for income taxes	(609)	(232)	(299)
Income from continuing operations	2,099	1,630	973
Income (loss) from discontinued operations (net of tax)	23	(158)	(12)
Net income	$2,122	$1,472	961

Earnings per share - Basic:
Continuing operations	$9.64	$7.29	$4.32
Discontinued operations	0.11	(0.70)	(0.05)
Total	$9.75	$6.59	$4.27

Earnings per share - Diluted:
Continuing operations	$9.59	$7.25	$4.29
Discontinued operations	0.10	(0.70)	(0.05)
Total	$9.69	$6.55	$4.24

Weighted average number of shares outstanding:
Basic	217.7	223.5	224.8
Diluted	218.9	224.8	226.8
See accompanying Notes to the Consolidated Financial Statements.

Ferguson plc
Consolidated Statements of Comprehensive Income

	For the years ended July 31,
(In millions)	2022	2021	2020
Net income	$2,122	$1,472	$961
Other comprehensive (loss) income:
Foreign currency translation adjustments	(24)	170	33
Pension (loss) income, net of tax (expense) benefit of ($11), ($17) and $45, respectively.	(10)	79	(197)
Total other comprehensive (loss) income, net of tax	(34)	249	(164)
Comprehensive income	$2,088	$1,721	$797
See accompanying Notes to the Consolidated Financial Statements.

Ferguson plc
Consolidated Balance Sheets

	As of July 31,
(In millions, except share amounts)	2022	2021
Assets
Cash and cash equivalents	$771	$1,335
Accounts receivable, less allowances of $27 and $17, respectively	3,610	2,786
Inventories, net	4,333	3,273
Prepaid and other current assets	834	732
Assets held for sale	3	3
Total current assets	9,551	8,129
Property, plant and equipment, net	1,376	1,305
Operating lease right-of-use assets	1,200	1,102
Deferred income taxes, net	177	240
Goodwill	2,048	1,828
Other intangible assets, net	782	546
Other non-current assets	527	559
Total assets	$15,661	$13,709

Liabilities and shareholders' equity
Accounts payable	$3,607	$3,030
Short-term debt	250	—
Current portion of operating lease liabilities	321	263
Share repurchase liability	324	—
Other current liabilities	1,297	1,445
Total current liabilities	5,799	4,738
Long-term debt	3,679	2,512
Long-term portion of operating lease liabilities	878	827
Other long-term liabilities	640	629
Total liabilities	10,996	8,706

Shareholders’ equity:
Ordinary shares, par value 10 pence: 500,000,000 shares authorized, 232,171,182 shares issued	$30	$30
Paid-in capital	760	704
Retained earnings	7,594	6,054
Treasury shares, 21,078,577 and 9,862,816 shares, respectively at cost	(2,782)	(931)
Employee Benefit Trust, 846,491 and 833,189 shares, respectively at cost	(107)	(58)
Accumulated other comprehensive loss	(830)	(796)
Total shareholders' equity	4,665	5,003
Total liabilities and shareholders' equity	$15,661	$13,709
See accompanying Notes to the Consolidated Financial Statements.

Ferguson plc
Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Total Equity
Balance at August 1, 2019	$30	$585	$5,080	($305)	($102)	($881)	$4,407
Share-based compensation	—	39	—	—	—	—	39
Net income	—	—	961	—	—	—	961
Other comprehensive loss	—	—	—	—	—	(164)	(164)
Cash dividends: $1.451 per share	—	—	(327)	—	—	—	(327)
Share repurchases	—	—	—	(292)	(26)	—	(318)
Shares issued under employee share plans	—	—	(56)	27	40	—	11
Balance at July 31, 2020	$30	$624	$5,658	($570)	($88)	($1,045)	$4,609
Share-based compensation	—	80	—	—	—	—	80
Net income	—	—	1,472	—	—	—	1,472
Other comprehensive income	—	—	—	—	—	249	249
Cash dividends: $4.611 per share	—	—	(1,034)	—	—	—	(1,034)
Share repurchases	—	—	—	(400)	—	—	(400)
Shares issued under employee share plans	—	—	(51)	39	30	—	18
Other	—	—	9	—	—	—	9
Balance at July 31, 2021	$30	$704	$6,054	($931)	($58)	($796)	$5,003
Share-based compensation	—	56	—	—	—	—	56
Net income	—	—	2,122	—	—	—	2,122
Other comprehensive loss	—	—	—	—	—	(34)	(34)
Cash dividends: $2.505 per share	—	—	(550)	—	—	—	(550)
Share repurchases	—	—	—	(1,872)	(92)	—	(1,964)
Shares issued under employee share plans	—	—	(51)	21	43	—	13
Other	—	—	19	—	—	—	19
Balance at July 31, 2022	$30	$760	$7,594	($2,782)	($107)	($830)	$4,665
See accompanying Notes to the Consolidated Financial Statements.

Ferguson plc
Consolidated Statements of Cash Flows

(In millions)	For the years ended July 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$2,122	$1,472	$961
(Income) loss from discontinued operations	(23)	158	12
Income from continuing operations	2,099	1,630	973
Depreciation and amortization	301	298	282
Share-based compensation	57	77	29
Net loss (gain) on disposal of assets and impairment	15	—	(2)
(Increase) decrease in inventories	(927)	(748)	16
(Increase) decrease in receivables and other assets	(780)	(756)	104
Increase (decrease) in accounts payable and other liabilities	436	1,012	(39)
(Decrease) increase in income taxes	(62)	(170)	66
Other operating activities	10	(6)	23
Net cash provided by operating activities of continuing operations	1,149	1,337	1,452
Net cash provided by operating activities of discontinued operations	—	45	93
Net cash provided by operating activities	1,149	1,382	1,545

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(650)	(286)	(271)
Proceeds from sale of assets and divestitures	4	18	45
Capital expenditures	(290)	(241)	(283)
Other investing activities	(10)	(6)	(5)
Net cash used in investing activities of continuing operations	(946)	(515)	(514)
Net cash provided by (used in) investing activities of discontinued operations	24	390	(57)
Net cash used in investing activities	(922)	(125)	(571)

Cash flows from financing activities:
Purchase of own shares by Employee Benefit Trust	(92)	—	(26)
Purchase of treasury shares	(1,545)	(400)	(451)
Proceeds from sale of treasury shares	13	18	11
Repayments of debt	(575)	(375)	(1,196)
Proceeds from debt	2,019	4	1,799
Change in bank overdrafts	(4)	(213)	230
Cash dividends	(538)	(1,036)	(327)
Other financing activities	(22)	(49)	(36)
Net cash (used in) provided by financing activities	(744)	(2,051)	4
Change in cash, cash equivalents and restricted cash	(517)	(794)	978
Effects of exchange rate changes	(40)	6	4
Cash, cash equivalents and restricted cash, beginning of period	1,342	2,130	1,148
Cash, cash equivalents and restricted cash, end of period	$785	$1,342	$2,130

Supplemental Disclosures:
Cash paid for income taxes	$670	$404	$225
Cash paid for interest	94	104	114
Accrued capital expenditures	16	10	7
See accompanying Notes to the Consolidated Financial Statements.

Ferguson plc
Notes to the Consolidated Financial Statements
Note 1: Summary of significant accounting policies
Background
Ferguson plc (the “Company”) (NYSE: FERG; LSE: FERG) is a public company limited by shares incorporated in Jersey under the Companies (Jersey) Law 1991 (as amended). The Company is a value-added distributor in North America providing expertise, solutions and products from infrastructure, plumbing and appliances to HVAC, fire, fabrication and more. We exist to make our customers’ complex projects simple, successful and sustainable. Ferguson is headquartered in the U.K., with its operations and associates solely focused on North America and managed from Newport News, Virginia. The Company’s registered office is 13 Castle Street, St Helier, Jersey, JE1 1ES, Channel Islands.
Basis of consolidation
These consolidated financial statements include the results of the Company and its wholly-owned subsidiaries and its share of after tax profits and losses of its equity method investments. All intercompany transactions are eliminated from the consolidated financial statements.
Effective August 1, 2021, the Company transitioned from International Financial Reporting Standards (“IFRS”) accepted by the International Accounting Standards Board to accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements and notes thereto, including all prior periods presented, have been presented under U.S. GAAP.
Fiscal year
Except as otherwise specified, references to years indicate our fiscal year ended July 31 of the respective year. For example, references to “fiscal 2022” or similar references refer to the fiscal year ended July 31, 2022.
Use of estimates
The preparation of the Company's Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting reported amounts in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
Accounts receivables
Accounts receivables are stated at their estimated net realizable value. An allowance for doubtful accounts is estimated based on historical write-offs, the age of past due receivables, as well as consideration for forward-looking expectations where appropriate. Accounts receivables are written off when recoverability is assessed as being remote. The charges associated with the allowance for doubtful accounts are recognized in selling, general and administrative expenses (“SG&A”). Subsequent recoveries of amounts previously written off are credited to SG&A.
Advertising and marketing costs
Advertising costs, including digital, television, radio and print, are expensed when the advertisement first appears. Certain marketing, or co-op, contributions are received to fund marketing activities of specific, incremental, and identifiable costs incurred to promote suppliers’ products or activities, which are recorded in SG&A as reductions of the related marketing costs. The following table presents net advertising expenses included in SG&A:

	For the years ended July 31,
(In millions)	2022	2021	2020
Net advertising and marketing costs	$389	$299	$249

Business combinations
The assets and liabilities of acquired businesses are recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of the identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Cash and cash equivalents
Cash and cash equivalents include cash on hand, deposits with banks with original maturities of three months or less and overdrafts to the extent there is a legal right of offset and practice of net settlement with cash balances.
Restricted cash consists of deferred consideration for business combinations, subject to various settlement agreements, and is recorded in prepaid and other current assets in the Company’s balance sheets.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	As of July 31,
(In millions)	2022	2021
Cash and cash equivalents	$771	$1,335
Restricted cash	14	7
Total cash, cash equivalents and restricted cash	$785	$1,342
Concentrations of credit risk
The Company monitors credit risk associated with those financial institutions with which it conducts significant business. Credit risk, including but not limited to counterparty non-performance under derivative instruments and our credit facilities, is not considered significant, as we primarily conduct business with large, well-established financial institutions. This risk is managed by setting credit and settlement limits for approved counterparties. In addition, the Company has established guidelines that it follows regarding counterparty credit ratings which are monitored regularly, seeking to limit its exposure to any individual counterparty. The concentration of credit risk was deemed not significant as of July 31, 2022 and 2021.
Cost of sales
Cost of sales includes the cost of goods purchased for resale, net of earned rebates, and the cost of bringing inventory to a sellable location and condition. As the Company does not produce or manufacture products, its inventories are finished goods and therefore depreciation related to warehouse facilities and equipment is presented separately within operating expenses.
Derivative instruments and hedging activity
Derivative financial instruments, in particular interest rate swaps and foreign exchange swaps, are used to manage the financial risks arising from the Company’s business activities and the financing of those activities. Derivatives are not used for speculative purposes or trading activities and have generally not been significant.
Derivatives are measured at their fair values and included in other assets and other liabilities in the consolidated balance sheets.
When the hedging relationship is classified as an effective fair value hedge, the carrying amount of the hedged asset or liability is adjusted by the change in its fair value attributable to the hedged risk and the resulting gain or loss is recognized in the Consolidated Statements of Earnings where it will be offset by the change in the fair value of the hedging instrument.
When the hedging relationship is classified as an effective cash flow hedge or as a net investment hedge, changes in the fair value of the hedging instrument arising from the hedged risk are recorded in other comprehensive income. When the hedged item is recognized in the financial statements, the gains and losses recognized in accumulated other comprehensive loss are either recognized in the statement of earnings or, if the hedged item results in a non-financial asset, are recognized as an adjustment to its initial carrying amount.

Discontinued operations
When the Company has disposed of, or classified as held for sale, a business component that represents a strategic shift with significant effect on the Company’s operations and financial results, it classifies that business component as a discontinued operation and retrospectively presents discontinued operations for the comparable periods. The post-tax income, or loss, of discontinued operations are shown as a single line on the face of the consolidated statements of earnings. The disposal of the discontinued operation would also result in a gain or loss upon final disposal.
Fair value measurements
The applicable accounting guidance for fair value measurements established a fair value hierarchy. The fair value hierarchy established under this guidance prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:
Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted prices, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant.
Foreign currency
The consolidated financial statements are presented in U.S. dollars.
Results of operations of foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year. The assets and liabilities of those subsidiaries are translated into U.S. dollars using exchange rates at the current rate of exchange on the last day of the reporting period. These foreign currency translation adjustments are included in accumulated other comprehensive loss. Foreign currency transaction gains and losses are not material.
In the event that the Company disposes of a subsidiary that uses a non-U.S. dollar functional currency, the gain or loss on disposal recognized in the Consolidated Statement of Earnings includes the cumulative currency translation differences attributable to the subsidiary.
Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identifiable assets of the acquired business at the date of acquisition. Goodwill is not amortized but is carried at cost less accumulated impairment losses. The Company performs an annual impairment assessment in the fourth quarter of each year, or more frequently if changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
The annual impairment assessment begins with an option to assess qualitative factors to determine whether a quantitative evaluation is appropriate for determining potential goodwill impairment. The quantitative impairment assessment compares the fair value of the reporting unit to its carrying value. The reporting units represent the lowest level within the Company at which the associated goodwill is monitored for management purposes and are based on the markets where the business operates.
The fair value of a reporting unit is determined using the income approach, which requires significant assumptions regarding future operations and the ability to generate cash flows. These assumptions include a forecast of future operating cash flows over a period of four years, a terminal value, capital requirements and a discount rate. Where the carrying value of a reporting unit exceeds the fair value, an impairment loss is recorded in the consolidated statements of earnings.

Gains and losses on the disposal of an entity include the carrying amount of goodwill related to the entity sold.
Other intangible assets
Definite-lived intangible assets are primarily comprised of customer relationships, trade names and other intangible assets, acquired as part of business combinations and are capitalized separately from goodwill and carried at cost less accumulated amortization and accumulated impairment losses.
Computer software that is not integral to an item of property, plant and equipment is recognized separately as an intangible asset and is carried at cost less accumulated amortization and accumulated impairment losses. Costs may include software licenses and external and internal costs directly attributable to the development, design and implementation of the computer software. Costs in respect of training and data conversion are expensed as incurred.
Customer relationship amortization is calculated using a systematic, accelerated approach based on the timing of future expected cash flows. The straight-line method is used for all other intangible assets.
The estimated useful life of the respective intangible assets are as follows:

Customer relationships	4 – 15 years
Trade names and brands	1 – 15 years
Software	3 – 5 years
Other	1 – 4 years
Impairment of long-lived assets
The recoverability of long-lived assets, including property, plant and equipment (“PPE”), right of use assets and definite-lived intangible assets, is evaluated when events or changes in circumstances indicate that the carrying amounts of an asset group may not be recoverable. Long-lived depreciable and amortizable assets are tested for impairment in asset groups, which are defined as the lowest level of assets that generate identifiable cash flows that are largely independent of the cash flows of other asset groups. A potential impairment has occurred for an asset group if projected future undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than the carrying amounts of the assets.
Inventories
Inventories, which comprise goods purchased for resale, are stated at the lower of cost or net realizable value. Cost is primarily determined using the average cost method. The cost of goods purchased for resale includes import and custom duties, transport and handling costs, freight and packing costs and other attributable costs less trade discounts and rebates. Net realizable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses.
Inventory reserves are recorded against slow‐moving, obsolete and damaged inventories for which the net realizable value is estimated to be less than the cost. The reserve is estimated based on the Company’s current knowledge with respect to inventory levels, sales trends and historical experience.
Leases
The Company enters into contractual arrangements for the utilization of certain non-owned assets. These principally relate to property for the Company’s branches, distribution centers and offices which have varying terms including extension and termination options and periodic rent reviews.
The Company determines if an arrangement is a lease at inception. Leases are evaluated at commencement to determine proper classification as an operating lease or a finance lease. The Company’s leases primarily consist of operating leases. The Company recognizes a right-of-use (“ROU”) asset and lease liability at lease commencement based on the present value of lease payments over the lease term.
The Company generally uses its incremental borrowing rate as the discount rate as most of the Company’s lease arrangements do not provide an implicit borrowing rate. The incremental borrowing rate is estimated using a combination of U.S. Treasury note rates corresponding to lease terms, as well as a blended credit risk spread.

For operating leases, fixed lease payments are recognized on a straight-line basis over the lease term. The Company has elected to not separate lease and non-lease components. Certain lease agreements include variable lease payments that depend on an index, as well as payments for non-lease components, such as common area maintenance, and certain pass-through operating expenses such as real estate taxes and insurance. In instances where these payments are fixed, they are included in the measurement of our lease liabilities, and when variable, are excluded and recognized in the period in which the obligations for those payments are incurred. The Company’s leases do not contain any material residual value guarantees or payments under purchase and termination options which are reasonably certain to be exercised.
Lease terms are initially determined as the non-cancelable period of a lease adjusted for options to extend or terminate a lease that are reasonably certain to be exercised. Generally, the Company’s real estate leases have initial terms of three to 10 years and up to four extension periods that range from two to five years each. Renewal options are typically not included in the lease term as it is not reasonably certain at commencement date that the Company would exercise the extension options. Lease liabilities are subsequently measured at amortized cost using the effective interest method.
Right of use assets are carried at cost less accumulated amortization, impairment losses, and any subsequent remeasurement of the lease liability. Initial cost comprises the lease liability adjusted for lease payments at or before the commencement date, lease incentives received, initial direct costs and an estimate of restoration costs. The Company recognizes minimum rent expense on a straight-line basis over the lease term.
Leases that have an original term of 12 months or less are not recognized on the Company’s balance sheet, and the lease expense related to those short-term leases is recognized over the lease term.
Property, plant and equipment (“PPE”)
PPE is recorded at cost less accumulated depreciation. Cost includes expenditures necessary to acquire and prepare PPE for its intended use. In addition, subsequent costs that increase the productive capacity or extend the useful life of PPE are capitalized. The cost of repairs and maintenance are expensed as incurred.
Assets are depreciated to their estimated residual value using the straight-line method over their estimated useful lives as follows:

Owned buildings	20 - 50 years
Leasehold improvements	Period of lease
Plant and machinery	10 years
Computer hardware	3 - 5 years
Furniture, fixtures, equipment	5 - 7 years
Vehicles	4 years
Rebates
The Company has agreements (“supplier rebates”) with a number of its suppliers whereby volume-based rebates, marketing support and other discounts are received in connection with the purchase of goods for resale from those suppliers.
The majority of volume-based supplier rebates are determined by reference to guaranteed rates of rebate. These calculations require minimal judgment. A small proportion of volume-based supplier rebates are subject to tiered targets where the rebate percentage increases as volumes purchased reach agreed targets within a set period of time. The Company estimates supplier rebates based on forecasts which are informed by historical trading patterns, current performance and trends.
Rebates relating to the purchase of goods for resale are accrued as earned and are recorded initially as a deduction in inventory with a subsequent reduction in cost of sales when the related goods are sold. Supplier rebates receivable are offset with amounts owed to each supplier at the balance sheet date and are included within accounts payables where the Company has the legal right to offset and net settles balances. Where the supplier rebates are not offset against amounts owed to a supplier, the outstanding amount is recorded in prepaid and other current assets in the consolidated balance sheet.

Revenue recognition
The Company recognizes revenue when a sales arrangement with a customer exists (e.g., contract, purchase orders, others), the transaction price is fixed or determinable and the Company has satisfied its performance obligation per the sales arrangement. The majority of the Company’s revenue originates from sales arrangements with a single performance obligation to deliver products, whereby performance obligations are satisfied when control of the product is transferred to the customer which is the point they are delivered to, or collected by, the customer. Therefore, shipping and handling activities are not deemed a separate performance obligation. Revenue from the provision of goods is only recognized when the transaction price is determinable and it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods to be transferred to the customer. Payment terms between the Company and its customers vary by the type of customer, country of sale and the products sold. The Company does not have significant financing components in its contracts and the payment due date is typically shortly after sale.
In some limited cases, the Company’s contracts contain services and products that are deemed one performance obligation as the services are highly interdependent and interrelated with the products or are significantly integrated with the products. Contracts in which services provided are a separately identifiable performance obligation are not material.
In some instances, goods are delivered directly to the customer by the supplier. The Company has concluded that it is the principal in these transactions as it is primarily responsible to the customer for fulfilling the obligation and has the responsibility for identifying and directing the supplier to deliver the goods to the customer.
The Company offers a right of return to its customers for most goods sold. Revenue is reduced by the amount of expected returns in the period in which the related revenue is recorded with a corresponding liability recorded in other current liabilities. The Company also recognizes a return asset in prepaid and other current assets with a corresponding adjustment to cost of sales, for the right to recover the returned goods, measured at the former carrying value, less any expected recovery costs.
Share-based compensation
Share-based incentives are provided to associates under the Company’s long-term incentive plans and all-employee sharesave plans. The Company recognizes a compensation cost in respect of these plans that is primarily based on the fair value of the awards. For equity-settled plans, the fair value is determined at the date of grant and is not subsequently remeasured unless the conditions on which the award was granted are modified. For liability-settled plans, the fair value is initially determined at the date of grant and is remeasured at each balance sheet date until the liability is settled. The related liability is recorded in other current liabilities and other long-term liabilities. Generally, the compensation cost is recognized on a straight-line basis over the vesting period, utilizing cumulative catch-up for changes in the liability-settled plans. Estimates of expected forfeitures are made at the date of grant to appropriately reduce expense for those grants expected not to satisfy service conditions or non-market performance conditions. The estimated forfeitures are adjusted when facts and circumstances indicate the prior estimate is no longer appropriate.
Tax
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.
The Company recognizes DTAs to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If the Company determines that it would be able to realize our DTAs in the future in excess of their net recorded amount, the DTA valuation allowance would be appropriately adjusted, which would reduce the provision for income taxes.
The Company records uncertain tax positions in accordance with Accounting Standard Codification (“ASC”) 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

Recently issued accounting pronouncements
Accounting Standards Update (“ASU”) No. 2020-04. In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting. This ASU, and subsequent clarifications, provide practical expedients for contract modification accounting related to the transition away from the London Interbank Offered Rate (LIBOR) and other interbank offering rates to alternative reference rates. The expedients are applicable to contract modifications made and hedging relationships entered into on or before December 31, 2022. The amendments should be applied on a prospective basis. The Company continues to evaluate the impact of reference rate reform and does not currently expect a material impact to the Company’s consolidated financial statements.
ASU No. 2021-08. In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments address how to determine whether a contract liability is recognized by the acquirer in a business combination and provides specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in an interim period. The Company is evaluating this standard update and does not expect a material impact to the Company’s consolidated financial statements.
ASU No. 2022-03. In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, ASU 2022-03 introduces new disclosure requirements to provide investors with information about contractual sale restrictions, including the nature and remaining duration of these restrictions. ASU 2022-03 is effective for interim and annual periods beginning after December 15, 2023, although early adoption is permitted. The Company's practice aligns with this clarification and it is evaluating the additional disclosure requirements.
Recent accounting pronouncements pending adoption that are not discussed above are either not applicable, or will not have, or are not expected to have, a material impact on our consolidated financial condition, results of operations or cash flows.

Note 2: Segment information
The Company reports its financial results of operations on a geographical basis in the following two reportable segments: United States and Canada. Each segment generally derives its revenues in the same manner as described in note 1. The Company uses adjusted operating profit as its measure of segment profit. Adjusted operating profit is defined as profit before tax, excluding central and other costs, restructuring costs, amortization of acquired intangible assets, net interest expenses, as well as other items typically recorded in net other (expense) income such as (loss)/gain on disposal of businesses, pension plan changes/closure costs and amounts recorded in connection with the Company’s interests in investees. Certain income and expenses are not allocated to the Company’s segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts.
Segment details were as follows:

	For the years ended July 31,
(In millions)	2022	2021	2020
Net sales:
United States	$27,067	$21,478	$18,857
Canada	1,499	1,314	1,083
Total net sales	$28,566	$22,792	$19,940
Adjusted operating profit:
United States	$2,893	$2,070	$1,586
Canada	112	76	43

Central and other costs	(54)	(54)	(42)
Business restructurings(1)	—	11	(72)
Corporate restructurings(2)	(17)	(22)	(29)
Amortization of acquired intangible assets	(114)	(131)	(114)
Interest expense, net	(111)	(98)	(93)
Other (expense) income, net	(1)	10	(7)
Income before income taxes	$2,708	$1,862	$1,272

(1)For fiscal 2021, business restructuring reflects the release of provisions in connection with previously anticipated COVID-19 cost actions recorded in fiscal 2020. For fiscal 2020, business restructuring principally comprised costs incurred in the United States and Canada in respect of cost actions taken to ensure the business was appropriately sized for the post COVID-19 operating environment.
(2)For fiscal 2022, 2021 and 2020, corporate restructuring costs primarily related to the incremental costs of the Company’s listing in the United States.

An additional disaggregation of net sales by end market for continuing operations is as follows:

	For the years ended July 31,
(In millions)	2022	2021	2020
United States:
Residential	$14,657	$11,990	$10,087
Non-residential:
Commercial	8,600	6,661	6,116
Civil/Infrastructure	2,163	1,506	1,315
Industrial	1,647	1,321	1,339
Total Non-residential	12,410	9,488	8,770
Total United States	27,067	21,478	18,857
Canada	1,499	1,314	1,083
Total net sales	$28,566	$22,792	$19,940
No sales to an individual customer accounted for more than 10% of net sales during any of the last three fiscal years.
The Company is a value-added distributor of products from infrastructure, plumbing and appliances to HVAC, fire, fabrication and more. We offer a broad line of products, and items are regularly added to and removed from the Company's inventory. Accordingly, it would be impractical to provide sales information by product category due to the way the business is managed, and the dynamic nature of the inventory offered.
Depreciation and amortization and capital expenditures by segment:

	For the years ended July 31,
(In millions)	2022	2021	2020
Depreciation and amortization:
United States(1)	$292	$288	$270
Canada	9	9	10
Corporate	—	1	2
Total depreciation and amortization	$301	$298	$282

(1) Includes amortization of acquired intangible assets of $114 million, $131 million and $113 million in 2022, 2021 and 2020, respectively. These amounts are not included in the United States segment adjusted operating profit.

Capital expenditures:
United States	283	232	278
Canada	7	9	5
Corporate	—	—	—
Total capital expenditures	$290	$241	$283
Assets by segment include:

	As of July 31,
(In millions)	2022	2021
Assets:
United States	$13,747	$11,247
Canada	802	737
Corporate	1,112	1,725
Total assets	$15,661	$13,709

Note 3: Earnings per share
Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of share awards as determined under the treasury stock method.
The following table shows the calculation of diluted shares:

	For the years ended July 31,
(In millions, except per share amounts)	2022	2021	2020
Income from continuing operations	2,099	$1,630	$973
Income (loss) from discontinued operations (net of tax)	23	(158)	(12)
Net income	$2,122	$1,472	$961

Weighted average number of shares outstanding:
Basic weighted-average shares	217.7	223.5	224.8
Effect of dilutive securities	1.2	1.3	2.0
Diluted weighted-average shares	218.9	224.8	226.8

Earnings per share - Basic:
Continuing operations	$9.64	$7.29	$4.32
Discontinued operations	0.11	(0.70)	(0.05)
Total	$9.75	$6.59	$4.27

Earnings per share - Diluted:
Continuing operations	$9.59	$7.25	$4.29
Discontinued operations	0.10	(0.70)	(0.05)
Total	$9.69	$6.55	$4.24

Excluded anti-dilutive shares	0.1	0.1	0.1
Note 4: Income tax
Earnings before income tax by geographical area consisted of the following:

	For the years ended July 31,
(In millions)	2022	2021	2020
United Kingdom	$102	$123	$74
United States	2,222	1,385	856
International	384	354	342
Total	$2,708	$1,862	$1,272

Provision for income taxes consisted of the following:

	For the years ended July 31,
(In millions)	2022	2021	2020
Current:
United Kingdom	($18)	$5	$10
Federal and state (U.S.)	528	364	245
International	58	48	35
Total current	$568	$417	$290

Deferred:
United Kingdom	$20	($8)	$11
Federal and state (U.S.)	20	(176)	(3)
International	1	(1)	1
Total deferred	$41	($185)	$9

Provision for income tax	$609	$232	$299
The following is a reconciliation of income tax expense with income taxes at the U.K. statutory rate:

	For the years ended July 31,
(In millions)	2022		2021		2020
Provision for income taxes at U.K. statutory rate(1)	$515	19.0%	$354	19.0%	$242	19.0%
Non-U.K. tax rate differentials	127	4.7	68	3.7	29	2.3
Impact of change in reserves	8	0.2	(138)	(7.4)	33	2.6
Tax rate change	—	—	(29)	(1.6)	(5)	(0.4)
Tax credits	(9)	(0.3)	(12)	(0.6)	(6)	(0.5)
Non-taxable income	(9)	(0.3)	(18)	(1.0)	(8)	(0.6)
Other	(23)	(0.8)	7	0.4	14	1.1
Income tax expense	$609	22.5%	$232	12.5%	$299	23.5%
(1) Ferguson, plc is tax resident in the U.K. Therefore, the Company has utilized the U.K. statutory rate.

Deferred Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of July 31,
(In millions)	2022	2021
Assets:
Deferred compensation	$48	$63
Tax loss carryforwards	184	184
Lease liabilities	306	275
Warranty and other liabilities	103	140
Inventory	50	68
Other	37	64
Total deferred tax assets	728	794
Valuation allowance	(77)	(77)
Total deferred tax assets, net of valuation allowance	$651	$717

Liabilities:
Right of use assets	($306)	($281)
Goodwill and intangible assets	(119)	(99)
Tax method change	(49)	(97)
Total deferred tax liabilities	(474)	(477)
Net deferred tax assets	$177	$240
We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Our valuation allowance at July 31, 2022 and 2021 relates to foreign net capital loss carryforwards in the U.K. and Canada which are not expected to be realizable. For the year ended July 31, 2022, there was no change in the valuation allowance (2021: $30 million and 2020: $2 million).
As of July 31, 2022, the Company had $711 million of gross loss carryforwards related to the United Kingdom operations. At July 31, 2022, the Company had U.S. federal and state net operating loss carryforwards for income tax purposes of $19 million and $17 million, respectively. Some of the loss carryforwards may expire at various dates through 2039. At July 31, 2022, the Company had $8 million of gross loss carryforwards related to international operations. A portion of these losses related to capital losses were offset with valuation allowances.
Unrecognized Tax Benefits
The following table reconciles the beginning and ending amount of our gross unrecognized tax benefits:

	For the years ended July 31,
(In millions)	2022	2021	2020
Unrecognized tax benefits at beginning of fiscal year	$132	$245	$220
Additions based on tax positions related to current year	27	28	26
Additions for tax positions of prior years	11	2	—
Reductions for tax positions of prior years	—	(8)	—
Reductions due to settlements	—	—	(1)
Reductions due to lapse of statute of limitations	(30)	(135)	—
Total	$140	$132	$245

As of July 31, 2022, the unrecognized tax benefits that, if recognized, would impact the effective tax rate were $140 million (2021: $132 million and 2020: $245 million). The Company recognizes interest and penalties in the income tax provision in its consolidated statements of earnings. As of July 31, 2022, the Company had accrued interest of $17 million (2021: $16 million and 2020: $66 million). For the year end July 31, 2022, the interest included in income tax expense was an expense of $1 million (2021: benefit $42 million and 2020: expense $21 million). Penalties related to these positions were not material for all periods presented.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlement of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company anticipates that the balance of gross unrecognized tax benefits, excluding interest and penalties, will be reduced by $23 million during the next 12 months, primarily due to the anticipated settlement of tax examinations and statute of limitation expirations. However, the outcomes and timing of such events are highly uncertain and changes in the occurrence, expected outcomes and timing of such events could cause the Company’s current estimate to change materially in the future.
Reinvestment of Unremitted earnings
We consider foreign earnings of specific subsidiaries to be indefinitely reinvested. These permanently reinvested earnings of foreign subsidiaries at July 31, 2022 amounted to $658 million (2021: $551 million). The Company is not recording a deferred tax liability, if any, on such amounts. If at some future date, the Company ceases to be permanently reinvested in these foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference on these specific foreign subsidiaries.
Tax Return Examination Status
The Company files income tax returns in the U.K., U.S. and in various foreign, state and local jurisdictions. We are subject to tax audits in the various jurisdictions until the respective statutes of limitation expire. The Company is no longer subject to U.K. examinations by tax authorities for fiscal years before 2019 and U.S. federal income tax examinations by tax authorities for fiscal years before 2019. There are ongoing U.S. state and local audits and other foreign audits covering fiscal 2008-2020. We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations or cash flows.
Note 5: Property, plant and equipment
Property, plant and equipment consisted of the following:

	As of July 31,
(In millions)	2022	2021
Land	$273	$271
Buildings	1,103	1,048
Leasehold improvements	455	423
Plant and machinery	719	641
Other equipment	146	143
Property, plant and equipment	2,696	2,526
Less: Accumulated depreciation	(1,320)	(1,221)
Property, plant and equipment, net	$1,376	$1,305
Depreciation related to property, plant and equipment included in operating costs for fiscal 2022 was $140 million (2021: $130 million and 2020: $139 million).

Note 6: Leases
Lease-related assets and liabilities as presented in the consolidated balance sheets consist of the following:

	As of July 31,
(In millions)	2022	2021
Assets:
Operating lease right-of-use assets	$1,200	$1,102

Liabilities:
Current portion of operating lease liabilities	$321	$263
Long-term portion of operating lease liabilities	878	827
Total lease liabilities	$1,199	$1,090
The components of leasing costs, included in SG&A, consist of the following:

	For the years ended July 31,
(In millions)	2022	2021	2020
Operating lease costs	$349	$318	$313
Variable lease cost	72	62	59
Short-term lease costs	14	1	10
Total lease costs	$435	$381	$382
Variable lease costs represent costs incurred in connection with non-lease components, such as common area maintenance, and certain pass-through operating expenses such as real estate taxes and insurance.
The weighted average remaining lease terms and discount rates for the Company’s operating leases were as follows:

	As of July 31,
	2022	2021
Weighted average remaining lease term (years)	5.1	5.1
Weighted average discount rate	3.3%	3.6%
The future minimum rental payments under operating lease obligations, having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

As of July 31,
(In millions)	2022
2023	$330
2024	297
2025	234
2026	166
2027	108
Thereafter	182
Total undiscounted lease payments	1,317
Less: imputed interest	(118)
Present value of liabilities	$1,199
The future minimum lease payments in the table above exclude payments for leases that have not yet commenced.

Supplemental cash flow information related to leases from continuing operations consists of the following:

	For the years ended July 31,
(In millions)	2022	2021	2020
Cash paid for operating leases (operating cash flows)	$337	$321	$310
Lease assets obtained in exchange for new operating lease liabilities (non-cash)	362	158	115
As of July 31, 2022, the Company had $238 million of non-cancelable operating leases that have not yet commenced. These leases will commence in fiscal 2023 with terms similar to the Company’s current operating leases.
Note 7: Goodwill
The Company completed its annual impairment analysis for goodwill during the fourth quarter of fiscal 2022. Based on the results of the Company’s analysis, the Company concluded that the fair value of each reporting unit was substantially in excess of its respective carrying value. There were no impairment charges related to goodwill in fiscal 2022, 2021 or 2020.
The following table presents the changes in the net carrying amount of goodwill allocated by reportable segment for the years ended July 31, 2022 and 2021:

(In millions)	United States	Canada	Total
Balance as of July 31, 2020	$1,590	$147	$1,737
Acquisitions	80	—	80
Effect of currency translation adjustment	—	11	11
Balance as of July 31, 2021	1,670	158	1,828
Acquisitions	224	—	224
Effect of currency translation adjustment	—	(4)	(4)
Balance as of July 31, 2022	$1,894	$154	$2,048
Cumulative goodwill impairment as of July 31, 2022	108	11	119
Cumulative balance of historical goodwill impairments as of July 31, 2022, as shown above, was the same for all periods presented herein. See note 16 for further information on the additions to goodwill in fiscal 2022.

Note 8: Other intangible assets
The Company's major categories of definite-lived intangible assets and the respective weighted-average remaining useful lives consist of the following:

		As of July 31, 2022		As of July 31, 2021
(In millions, except remaining useful life)	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	4	$370	($198)	$305	($156)
Customer relationships*	8	1,138	(662)	857	(592)
Tradenames and brands*	5	258	(171)	230	(141)
Other*	4	206	(159)	187	(144)
Total intangible assets		$1,972	($1,190)	$1,579	($1,033)
* Acquired intangible assets
Amortization expense of intangible assets for the years ended July 31, 2022, 2021, and 2020 was $161 million, $168 million, and $143 million, respectively. In fiscal 2022, the Company also recorded a $15 million impairment charge in SG&A related to internal use software projects in the United States as the Company determined the benefits of the work capitalized would not be realized.
As of July 31, 2022, expected amortization expense for the unamortized definite-lived intangible assets for the next five years and thereafter is as follows:

As of July 31,
(In millions)	2022
2023	$171
2024	155
2025	143
2026	106
2027	79
Thereafter	128
Total	$782

Note 9: Debt
The Company’s debt obligations consisted of the following:

	As of July 31,
(In millions)	2022	2021
Variable-rate debt:
Receivable Securitization Facility	455	—
Private Placement Notes:
3.43% due September 2022	250	250
3.30% due November 2023	55	55
3.44% due November 2024	150	150
3.73% due September 2025	400	400
3.51% due November 2026	150	150
3.83% due September 2027	150	150
Unsecured Senior Notes:
4.50% due October 2028	750	750
3.25% due June 2030	600	600
4.25% due April 2027	300	—
4.65% due April 2032	700	—
Subtotal	$3,960	$2,505
Less: current maturities of debt	(250)	—
Unamortized discounts and debt issuance costs	(24)	(16)
Interest rate swap - fair value adjustment	(7)	23
Total long-term debt	$3,679	$2,512
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc. (“Wolseley Capital”), a wholly owned subsidiary of the Company, privately placed fixed rate notes in an aggregate principal amount of $800 million and $355 million, respectively (collectively, the “Private Placement Notes”). Interest on the Private Placement Notes is payable semi-annually. There was an additional $95 million of variable rate notes issued in November 2017 that were re-paid in fiscal 2021.
Wolseley Capital’s obligations under the note and guarantee agreements are unconditionally guaranteed by the Company and Ferguson UK Holdings Limited. Wolseley Capital may repay the outstanding Private Placement Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid plus a “make-whole” prepayment premium.
The note purchase agreements relating to the Private Placement Notes contain certain customary affirmative covenants, as well as certain customary negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s non-guarantor subsidiaries’ ability to incur indebtedness and the Company’s ability to enter into affiliate transactions, grant liens on its assets, sell assets, or engage in acquisitions, mergers or consolidations. In addition, subject to certain exceptions, the note purchase agreements require us to maintain a leverage ratio.
The outstanding Private Placement Notes contain customary events of default. Upon an event of default and an acceleration of the Private Placement Notes, the Company must repay the outstanding Private Placement Notes plus a make-whole premium and accrued and unpaid interest.

Unsecured Senior Notes
Since 2018, Ferguson Finance, plc (“Ferguson Finance”) has issued $2,350 million in unsecured senior notes (collectively, the “Unsecured Senior Notes”) which are guaranteed by the Company.
The Unsecured Senior Notes are fully and unconditionally guaranteed on a direct, unsubordinated and unsecured senior basis by the Company and generally carry the same terms and conditions with interest paid semi-annually. The Unsecured Senior Notes may be redeemed, in whole or in part (i) at 100% of the principal amount on the notes being redeemed plus a “make-whole” prepayment premium at any time prior to three months before the maturity date (the “Notes Par Call Date”) or (ii) after the Notes Par Call Date at 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest on the principal being redeemed. The Unsecured Senior Notes include covenants, subject to certain exceptions, which include limitations on the granting of liens and on mergers and acquisitions.
Revolving Credit Facility
The Revolving Facility Agreement (as amended from time to time, the “Revolving Facility”), dated March 10, 2020, among the Company, Ferguson UK Holdings Limited, the lenders and arrangers party thereto, and the agent of the lenders party thereto, consists of a $1.1 billion unsecured, revolving loan facility, which terminates in March 2026. The Revolving Facility includes an uncommitted accordion feature that permits the Company to request that the total commitments thereunder be increased by an aggregate amount not to exceed $250 million, subject to the terms and conditions set forth therein. Borrowings are available to the Company and certain of its subsidiaries and bear interest at a rate equal to the sum of LIBOR, plus an applicable margin determined based on our public credit ratings. We are required to pay a quarterly commitment fee and utilization fee in certain circumstances. All obligations under the Revolving Facility are unconditionally guaranteed by the Company and Ferguson UK Holdings Limited, to the extent each entity is not the borrower with respect to such obligation.
The Revolving Facility contains certain customary affirmative covenants, as well as certain customary negative covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to incur indebtedness, grant liens on present or future assets and revenues, sell assets, or engage in acquisitions, mergers or consolidations. The Revolving Facility also contains certain events of default, cross-default provisions and cross-acceleration provisions (in each case, with certain grace periods and thresholds).
As of July 31, 2022 and 2021, no borrowings were outstanding under the Revolving Facility.
Bilateral Loan
The Company maintains an unsecured $500 million 364-day revolving facility agreement with Sumitomo Mitsui Banking Corporation, London Branch, as lead arranger, the lenders party thereto, and SMBC Bank International PLC, as agent for the lenders, which expires in March 2023 (the “Bilateral Loan Agreement”). The Bilateral Loan Agreement includes an extension feature that permits the Company, prior to the first anniversary of the date of the Bilateral Loan Agreement, to request that the termination date thereunder be extended for a further period of 364 days, subject to the terms and conditions set forth therein. Borrowings are available to the Company and certain of its subsidiaries and bear interest at a rate equal to the sum of Term SOFR, plus a margin and variable credit adjustment spread depending on the interest period. We are required to pay a quarterly commitment fee. All obligations under the Bilateral Loan Agreement are unconditionally guaranteed by the Company, to the extent that the Company is not the borrower with respect to such obligation. The Bilateral Loan Agreement contains certain affirmative and negative covenants and events of default that are substantially similar to those contained in the Revolving Facility.
As of July 31, 2022 and 2021, no borrowings were outstanding under the Bilateral Loan Agreement.
Receivable Securitization Facility
The Company’s Receivables Securitization Facility (the “Receivables Facility”) is primarily governed by the Receivables Purchase Agreement, dated July 31, 2013, as amended. The Company does not factor its account receivables as this facility is only secured borrowings.

As of July 31, 2022, the Receivables Facility consisted of accounts receivable funding for up to $800 million, terminating in May 2024. The Company has available to it an accordion feature whereby the commitment on the Receivables Facility may be increased up to $1.0 billion subject to lender participation. At all times, all borrowings under the Receivables Facility are recorded on the consolidated balance sheet of the Company.
Interest is payable under the Receivables Facility at a rate equal to LIBOR, or the commercial paper rates of the conduit lenders, plus an applicable margin. The Company pays customary fees regarding unused amounts to maintain the availability under the Receivables Facility.
The Receivables Facility contains certain customary affirmative covenants, as well as certain customary negative covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries party thereto from granting additional liens on the account receivables, selling certain assets or engaging in acquisitions, mergers or consolidations, or, in the case of the borrower, incurring other indebtedness.
The Receivables Facility also contains certain customary events of default and cross-default provisions, including requirements that our performance in relation to account receivables remains at set levels (specifically, among other things, relating to timely payments being received from debtors on the account receivables and to the amount of account receivables written off as bad debt) and that a required level of account receivables be generated and available to support the borrowings under the arrangements. As of July 31, 2022, $455 million in borrowings were outstanding under the Receivables Facility. No amounts were outstanding at July 31, 2021.
The Company was in compliance with all debt covenants for all facilities as of July 31, 2022 and 2021.
Debt maturities, exclusive of unamortized original issue discounts, unamortized debt issuance costs, fair-value hedge adjustments, and finance lease obligations, for the next five fiscal years and thereafter are as follows:

As of July 31,
(In millions)	2022
2023	$250
2024	510
2025	150
2026	400
2027	450
Thereafter	2,200
Total	$3,960

Note 10: Assets and liabilities at fair value
The Company’s assets and liabilities recorded at fair value are summarized as follows:

		As of July 31,
(In millions)	Fair Value Hierarchy	2022	2021
Assets at fair value recorded in profit & loss:
Current:
Derivative financial assets	Level 2	$2	$5

Non-current:
Derivative financial assets	Level 2	—	16
Investments in equity investments	Level 3	26	18

Liabilities at fair value recorded in profit & loss:
Current:
Derivative financial liabilities	Level 2	3	—

Non-current:
Derivative financial liabilities	Level 2	3	—
Derivative Instruments
The Company’s derivatives relate principally to interest rate swaps, designated as fair value hedges, to manage its exposure to interest rate movements on its debt. They are measured at fair value on a recurring basis through profit and loss using forward interest curves which are Level 2 inputs. No transfers between levels occurred during the current or prior year. The notional amount of the Company’s outstanding fair value hedges as of July 31, 2022 and 2021 was $355 million. The Company generally enters into master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with the same counterparty.
Other Fair Value Disclosures
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term debt approximated their fair values at July 31, 2022 and 2021.
Non-recurring fair value measurements
Fair value estimates are made in connection with the Company’s acquisitions. See note 16 for further details.
Equity investments
The fair value of the Company’s equity investments is measured on a recurring basis using market derived valuation methods upon occurrence of orderly transactions for identical or similar assets which is deemed a Level 3 input.
Liabilities for which fair value is only disclosed
The Company estimates that, based on current market conditions, the total fair value of its Unsecured Senior Notes was $2,350 million (2021: $1,538 million) compared with the carrying value of $2,328 million (2021: $1,337 million). The fair value of the Company’s Private Placement Notes is estimated at $1,142 million (2021: $1,273 million) compared with a carrying value of $1,153 million (2021: $1,152 million). The difference in fair values results from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of the Unsecured Senior Notes and Private Placement Notes are classified as Level 2 fair value measurements, and were estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market-related conditions.

Note 11: Commitments and contingencies
Legal matters
The Company is, from time to time, involved in various legal proceedings considered to be normal course of business in relation to, among other things, the products that we supply, contractual and commercial disputes and disputes with employees. Provision is made if, on the basis of current information and professional advice, liabilities are considered likely to arise. In the case of unfavorable outcomes, the Company may benefit from applicable insurance protection. The Company does not expect any of its pending legal proceedings to have a material adverse effect on its results of operations, financial position or cash flows.
Note 12: Accumulated other comprehensive loss
The change in accumulated other comprehensive income was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2019	($599)	($282)	($881)
Other comprehensive income before reclassifications	24	(202)	(178)
Amounts reclassified from accumulated other comprehensive income	9	5	14
Other comprehensive income (loss)	33	(197)	(164)
Balance at July 31, 2020	($566)	($479)	($1,045)
Other comprehensive income before reclassifications	35	66	101
Amounts reclassified from accumulated other comprehensive income	135	13	148
Other comprehensive income	170	79	249
Balance at July 31, 2021	($396)	($400)	($796)
Other comprehensive income before reclassifications	(24)	(18)	(42)
Amounts reclassified from accumulated other comprehensive income	—	8	8
Other comprehensive income (loss)	(24)	(10)	(34)
Balance at July 31, 2022	($420)	($410)	($830)
Amounts reclassified from accumulated other comprehensive income related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	For the years ended July 31,
(In millions, net of tax)	2022	2021	2020
Amortization of actuarial losses	$10	$18	$7
Tax benefit	(2)	(5)	(2)
Amounts reclassified from accumulated other comprehensive income	$8	$13	$5
Note 13: Retirement benefit obligations
The Company provides various retirement benefits to eligible employees, including pension benefits associated with defined benefit plans, contributions to defined contribution plans, post-retirement benefits and other benefits. Eligibility requirements and benefit levels vary depending on associate location.
The Company provides defined benefit plans to its employees in Canada and the United Kingdom. The majority of the Canadian defined benefit plans are funded. Post-retirement benefit obligations are not material and have been included in all amounts presented herein.
The principal U.K. defined benefit plan is the Wolseley Group Retirement Benefits Plan which provides benefits based on final pensionable salaries. The assets are held in separate trustee administered funds. The plan was closed to new entrants in 2009, it was closed to future service accrual in December 2013, when it was replaced by a defined contribution plan, and it was closed during October 2016 for future non-inflationary salary accrual.

In 2017, the Company secured a buy-in insurance policy with Pension Insurance Corporation for the U.K. defined benefit plan. This policy covered all of the benefits provided by the plan to pensioner members at the time. The insurance asset is valued as exactly equal to the insured liabilities.
In 2021, prior to the disposal of the U.K. business, Wolseley UK Limited, the U.K. defined benefit plan was transferred to Ferguson UK Holdings Limited.
The net periodic benefit costs were valued with a measurement date of July 31 for each year. The funded status of the Company’s plans was as follows:

	For the years ended July 31,
(In millions)	2022	2021
Change in net benefit obligations:
Beginning balance	$2,208	$2,283
Service cost	—	3
Interest cost	41	32
Actuarial (gain) loss	(554)	(171)
Benefits paid	(71)	(77)
Exchange rate adjustment	(222)	138
Ending balance	$1,402	$2,208
Change in assets at fair value:
Beginning balance	$2,304	$2,220
Actual return on plan assets	(506)	(33)
Company contributions	15	56
Benefits paid	(71)	(77)
Exchange rate adjustment	(234)	138
Ending balance at fair value	$1,508	$2,304
Funded status of plans	$106	$96
Expected employer contributions to the defined benefit plans for the year ending July 31, 2023 are up to $15 million.
Amounts recognized in the balance sheet consisted of:

	As of July 31,
(In millions)	2022	2021
Non-current asset	$114	$108
Non-current liability	(8)	(12)
Amounts recognized in accumulated other comprehensive income loss:

	As of July 31,
(In millions)	2022	2021
Net actuarial loss	$537	$538
Income tax impact	(127)	(138)
Accumulated other comprehensive loss	$410	$400

Components of other comprehensive loss (income) consisted of the following:

	For the years ended July 31,
(In millions)	2022	2021	2020
Net actuarial (gain) loss	($3)	($78)	$249
Amortization of net actuarial loss	(10)	(18)	(7)
Impact of exchange rates	12	—	—
Income tax impact	11	17	(45)
Other comprehensive loss (income)	$10	($79)	$197
The costs associated with all of the Company’s plans were as follows:

	For the years ended July 31,
(In millions)	2022	2021	2020
Selling, general and administrative expenses
Service costs	$—	$3	$3
Other expense (income), net
Amortization of net actuarial losses	10	18	7
Interest cost	41	32	36
Expected return on plan assets	(45)	(60)	(53)
Net periodic benefit (income) cost	$6	($7)	($7)

Weighted-average assumptions:
Discount rate, net periodic benefit cost	1.78%	1.56%	2.21%
Discount rate, benefit obligations	3.53%	1.78%	1.56%
Expected return on plan assets	2.12%	2.60%	3.15%
Salary growth rate	2.35%	2.13%	2.08%
The Company determines the discount rate primarily by reference to rates on high-quality, long-term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the various plans. The weighted average discount rate assumptions used by the Company to determine the benefit obligations was 3.53%, 1.78% and 1.56% for fiscal 2022, 2021 and 2020, respectively.
The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and/or manage risk. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets is based on long-term expectations given current investment objectives and historical results. The weighted average expected rate of return assumptions were 2.12%, 2.60%, and 3.15% for fiscal 2022, 2021 and 2020, respectively.
Investment Strategy
The Company’s investment strategy for its funded post-employment plans is decided locally and, if relevant, by the trustees of the plan and takes account of the relevant statutory requirements. The Company’s objective for the investment strategy is to achieve a target rate of return in excess of the increase in the liabilities, while taking an acceptable amount of investment risk relative to the liabilities. This objective is implemented by using specific allocations to a variety of asset classes that are expected over the long term to deliver the target rate of return.
For the U.K. plan, the guaranteed insurance policy represents approximately 30% of the plan assets. For the remaining assets, the strategy is to invest in a mix of equities, bonds and other income-generating asset classes so that expected cash flows broadly match a high proportion of the cash flows of the plan’s expected liabilities. The investment strategy is subject to regular review by the trustees of the plan in consultation with the Company.

For the plans in Canada, the investment strategy is to invest predominantly in equities and bonds.
The Company’s weighted-average asset allocations by asset category were as follows:

	As of July 31,
	2022	2021
Asset category:
Equity securities	2%	2%
Fixed income securities	67	70
Cash, cash equivalents and other short-term investments	2	1
Guaranteed insurance policies	29	27
Total	100%	100%
The following table presents the fair value of the Company’s plan assets using the fair value hierarchy as of July 31, 2022:

	As of July 31, 2022
(In millions)	Total	Level 1	Level 2	Level 3
U.K. Plan assets:
Fixed income securities:
Corporate	639	8	492	139
Asset backed	80	16	58	6
Government	246	—	239	7
Cash and cash equivalents	25	22	3	—
Insurance policies	418	—	—	418

Canada Plan assets:
Equity securities	35	35	—	—
Fixed income securities:
Corporate	7	—	7	—
Government	32	—	32	—
Cash and cash equivalents	1	1	—	—
Other	25	14	11	—
	$1,508	$96	$842	$570

The following table presents the fair value of the Company’s plan assets using the fair value hierarchy as of July 31, 2021:

	As of July 31, 2021
(In millions)	Total	Level 1	Level 2	Level 3
U.K. Plan assets:
Fixed income securities:
Corporate	889	11	716	162
Asset backed	173	27	139	7
Government	492	—	477	15
Cash and cash equivalents	19	15	4	—
Insurance policies	602	—	—	602

Canada Plan assets:
Equity securities	48	48	—	—
Fixed income securities:
Corporate	13	—	13	—
Government	40	—	40	—
Cash and cash equivalents	1	1	—	—
Other	27	16	11	—
	$2,304	$118	$1,400	$786
The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	For the years ended July 31,
(In millions)	2022	2021
Beginning balance	$786	$707
Realized gains	(108)	(113)
Purchases, sales and settlements, net	(20)	147
Impact of exchange rates	(88)	45
Ending balance	$570	$786
The Company expects the following benefit payments related to its defined benefit pension plan over the next 10 years:

As of July 31,
(In millions)	2022
2023	$62
2024	64
2025	65
2026	67
2027	68
2028-2032	367
Total	$693

Defined Contribution Plans
The Company contributes to both employee compensation deferral and profit-sharing plans.
The principal plans operated for employees in the United States are defined contribution plans, which are established in accordance with 401k rules in the United States, as well as a Supplemental Executive Retirement Plan.
The Company’s Canadian employees are covered by defined contribution plans including a Post Retirement Benefit Plan and Supplemental Executive Retirement Plan. Under the Canadian plans, the Company’s employees are able to make personal contributions.
Total expense related to defined contribution plans in fiscal 2022 was $87 million (2021: $74 million and 2020: $68 million).
Deferred compensation plan
The Company offers its employees a deferred compensation plan that was established to provide added incentive for the retention of key employees. The Company’s obligations related to the plan total $297 million (2021: $328 million), including a current portion of the liability of $29 million (2021: $31 million). The Company has investments in Company-owned life insurance policies that are intended to fund these obligations, however, these assets are subject to the general claims of the Company’s creditors. The assets are recorded at cash surrender value with changes recognized in earnings. The non-current assets total $295 million (2021: $332 million).
Note 14: Shareholders’ equity
The following table presents a summary of the Company’s share activity:

	For the years ended July 31,
	2022	2021	2020
Ordinary shares:
Balance at beginning of period	232,171,182	232,171,182	232,171,182
Change in shares issued	—	—	—
Balance at end of period	232,171,182	232,171,182	232,171,182

Treasury shares:
Balance at beginning of period	(9,862,816)	(7,280,222)	(2,036,945)
Repurchases of ordinary shares	(11,413,180)	(3,020,368)	(5,591,570)
Treasury shares used to settle share-based compensation awards	197,419	437,774	348,293
Balance at end of period	(21,078,577)	(9,862,816)	(7,280,222)

Employee Benefit Trust:
Balance at beginning of period	(833,189)	(1,277,347)	(1,563,778)
New shares purchased	(600,000)	—	(307,345)
Employee Benefit Trust shares used to settle share-based compensation awards	586,698	444,158	593,776
Balance at end of period	(846,491)	(833,189)	(1,277,347)
Total shares outstanding at end of period	210,246,114	221,475,177	223,613,613
Two Employee Benefit Trusts have been established in connection with the Company’s discretionary share option plans and long-term incentive plans. Dividends due on shares held by the Employee Benefit Trusts are waived in accordance with the provisions of the trust deeds. At July 31, 2022, the shares held in trusts had a market value of $107 million (2021: $117 million).

Share Repurchases
In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares with the aim of completing the purchases within 12 months. In March 2022, the Company announced an increase of $1.0 billion to its share repurchase program, bringing the total to $2.0 billion. As of July 31, 2022, the Company has completed $1.5 billion of the announced $2.0 billion repurchase program. In September 2022, the Company extended its share repurchase program by an additional $0.5 billion, resulting in a remaining balance of $1.0 billion, which is expected to be completed within the next 12 months. The Company is currently purchasing shares under an irrevocable and non-discretionary arrangement (the “Arrangement”) with $324 million in accrued repurchases remaining, which is recorded as a current liability in the consolidated balance sheet.
Note 15: Share-based compensation
The Ferguson Group International Sharesave Plan 2011, the Ferguson Group International Sharesave Plan 2019 and the Ferguson Group Long Term Incentive Plan 2019 (the “LTIP”) provide guidelines to determine the maximum number of ordinary shares that can be granted under each plan. Under these plans, the Company cannot grant equity awards that would result in the issuance of ordinary shares that, when aggregated with awards issued and outstanding under all of the Company’s other equity plans, would exceed 10% of the Company’s issued ordinary share capital (adjusted for share issuance and cancellation) in any rolling 10-year period. In addition, as applicable, the Company is committed to not issuing new shares or reissuing treasury shares to executives under its equity plans that, when aggregated with issued and outstanding awards held by executives under all of the Company’s other equity plans, would exceed 5% of the issued ordinary share capital of the Company (adjusted for share issuance and cancellation) in any rolling 10-year period.
The Ferguson Group Employee Share Purchase Plan 2021 provides for a limit of 20 million ordinary shares that can be awarded under the plan subject to certain guidelines set forth in the plan that are consistent with the limits as described above. The Ferguson Group Deferred Bonus Plan 2019, the Ferguson Group Ordinary Share Plan 2019 (the “OSP”) and the Ferguson Group Performance Ordinary Share Plan 2019 (the “POSP”) each provides for the grant of equity awards without limitation on the number of ordinary shares that can be awarded under the subject plan.
The OSP grants to employees share awards that vest over a period of time (“time vested”), typically three years. Dividends do not accrue during the vesting period. The fair value of the award is based on share price on the date of grant.
Awards granted under the POSP vest at the end of a three-year performance cycle (“performance vested”). The number of ordinary shares granted upon vesting varies based upon the Company’s performance against an adjusted operating profit measure. Dividends do not accrue during the vesting period. The fair value of the award is based on share price on the date of grant.
Awards granted under the LTIP vest at the end of a three-year performance period. The number of ordinary shares granted upon vesting varies based on Company measures of inflation-indexed EPS, cash flow, and share performance compared with a peer company set. Based on the terms of this plan, the LTIP is treated as a liability-settled plan. As such, the fair value is initially determined at the date of grant, and is remeasured at each balance sheet date until the liability is settled. Dividends accrue during the vesting period.
The activity for fiscal 2022 with respect to all awards under the Company’s incentive plans is summarized in the following table:

	Number of Shares	Weighted Average grant date fair value
Outstanding as July 31, 2021	1,824,615	$78.58
Time vested grants	78,816	134.29
Performance vested grants	184,404	134.29
Long-term incentive plan grants(1)	20,084	142.56
Share adjustments based on performance	205,874	132.43
Vested	(652,202)	65.58
Forfeited	(85,037)	97.66
Outstanding at July 31, 2022	1,576,554	$100.03

(1) These awards are liability-settled awards.

The vesting date fair value of time vested, performance vested awards and long-term incentive awards in fiscal 2022 was $94 million (2021: $60 million and 2020: $61 million). The weighted-average grant-date fair value per share of time vested, performance vested awards and long-term incentive awards was $134.88 (2021: $98.53 and 2020: $75.48).
The Company recognized share-based compensation expense within SG&A in the fiscal 2022 consolidated statements of earnings of $57 million (2021: $77 million and 2020: $29 million). The total associated income tax benefit recognized in fiscal 2022 was $20 million (2021: $20 million and 2020: $12 million). Total unrecognized share-based payment expense for all share-based payment plans was $62 million at July 31, 2022, which is expected to be recognized over a weighted average period of 1.7 years.
As of July 31, 2022, 19.8 million ordinary shares remain available for allotment under the rules of the Ferguson Group Employee Share Purchase Plan 2021. The exercise price per ordinary share will be prescribed by the Board for each offering period and may not be less than 85% of the lesser of the market value of an ordinary share on the date of grant and the market value of an ordinary share on the date of exercise. During fiscal 2022, there were approximately 122,218 shares purchased under the prior employee sharesave plan at an average price of $106.50.
For additional information about the Company share-based compensation plans, see Part III, Item 11: Executive Compensation - Employee Share Schemes.
Note 16: Acquisitions
The Company acquired the following businesses during fiscal 2022. Each of the acquired businesses are engaged in the distribution of plumbing and heating products and was primarily acquired to support growth, primarily in the United States. All transactions have been accounted for by the acquisition method of accounting.

Name	Date of acquisition	Country of incorporation	Equity/asset deal	Acquired %
Meyer Electric Co.	September 2021	USA	Asset	100%
Sunstate Meter & Supply, Inc.	October 2021	USA	Asset	100%
Safe Step Walk-In Tub Company, Inc.	November 2021	USA	Asset	100%
Royal Pacific Limited	November 2021	USA	Equity	100%
Hot Water Products, Inc.	December 2021	USA	Asset	100%
Plumbers Supply Company of St. Louis	January 2022	USA	Asset	100%
Adirondack Piping Solutions, Inc.	February 2022	USA	Asset	100%
A.P. Supply Co.	March 2022	USA	Asset	100%
Lighting and Appliance Incorporated	April 2022	USA	Asset	100%
Founders Kitchen and Bath, Inc.	April 2022	USA	Asset	100%
Canadian Safe-Step Tubs, Inc.	May 2022	CA	Asset	100%
Safe-Step Tubs Northwest Inc.	May 2022	USA	Equity	100%
Aaron & Company, Inc.	May 2022	USA	Equity	100%
Triton Environmental, LLC	June 2022	USA	Asset	100%
D2 Land & Water Resource, Inc.	July 2022	USA	Asset	100%
Minka Lighting, LLC	July 2022	USA	Equity	100%
Rybak Engineering, Inc.	July 2022	USA	Asset	100%

The assets and liabilities acquired and the consideration for these acquisitions are as follows:

Year ended July 31,
(In millions)	2022
Intangible assets:
Trade names and brands	$27
Customer relationships	282
Other	17
Right of use assets	65
Property, plant and equipment	11
Inventories	139
Trade and other receivables	91
Cash, cash equivalents and bank overdrafts	18
Lease liabilities	(65)
Trade and other payables	(68)
Deferred tax	(17)
Provisions	(1)
Total	499
Goodwill	224
Consideration	$723
Satisfied by:
Cash	$668
Deferred consideration	$55
Total consideration	$723
The fair values of the assets acquired are considered preliminary and are based on management’s best estimates. Further adjustments may be necessary when additional information becomes available about events that existed at the date of acquisition. Amendments to fair value estimates may be made to these figures in the 12 months following the date of acquisition. As of the date of this Annual Report, the Company has made all known material adjustments.
The fair value estimates of intangible assets are considered non-recurring, Level 3 measurements within the fair value hierarchy and are estimated as of each respective acquisition date.
The goodwill on these acquisitions is attributable to the anticipated profitability of the new markets and product ranges to which the Company has gained access and additional profitability, operating efficiencies and other synergies available in connection with existing markets. See note 7 for the allocation of acquired goodwill between the United States and Canada segments.
Deferred consideration represents the expected payout due to certain sellers of acquired businesses and is considered a non-cash investing activity as of the date of acquisition. The liability is estimated using assumptions regarding the expectations of an acquiree’s ability to achieve operating targets, as defined in the purchase agreements, over a period of time that typically spans one to three years. Deferred consideration for all current year and prior year acquisitions was recorded at the maximum value as it was deemed probable that the performance targets would be achieved.
The businesses acquired in fiscal 2022 contributed $227 million to net sales and $8 million loss to the Company’s income before income tax, including acquired intangible amortization, transaction and integration costs for the period between the date of acquisition and the balance sheet date.
If each acquisition had been completed on the first day of the financial period, the Company’s net sales in fiscal 2022 would have been $29,105 million (2021: $23,510 million). The impact on income before income tax in fiscal 2022 and 2021, including additional amortization, transaction and integration costs, would not be material.

The net outflow of cash in respect of the purchase of businesses is as follows:

	Year ended July 31,
(In millions)	2022	2021
Purchase consideration	$668	$299
Cash, cash equivalents and bank overdrafts acquired	(18)	(13)
Cash consideration paid, net of cash acquired	650	286
Deferred and contingent consideration paid for prior years’ acquisitions(1)	22	49
Net cash outflow in respect of the purchase of businesses	$672	$335

(1) Included in other financing activities in the Consolidated Statements of Cash Flows
Note 17: Discontinued operations and disposals
On January 29, 2021, the Company disposed of the shares in its U.K. business, Wolseley UK Limited. As such, the disposal group has been presented as a discontinued operation.
The results from discontinued operations, which have been included in the consolidated statements of earnings are as follows:

	Year ended July 31,
(In millions, except per share amounts)	2022	2021	2020
Net sales	$—	$1,138	$1,879
Cost of sales	—	(879)	(1,440)
Gross profit	—	259	439
Selling, general and administrative expenses	—	(194)	(417)
Depreciation and amortization	—	(11)	(43)
Gain (loss) on disposal of business, net	23	(200)	—
Income (loss) before income tax	23	(146)	(21)
Provision for income taxes	—	(12)	9
Income (loss) from discontinued operations	$23	($158)	($12)

Earnings per share - Basic	$0.11	($0.70)	($0.05)
Earnings per share - Diluted	$0.10	($0.70)	($0.05)
In fiscal 2022, the gain on disposal of business comprised a gain on the sale of land in connection with the Company’s former Nordic operations that were disposed of in a prior year, generating $24 million in cash flow from investing activities.
In fiscal 2021, the net loss on disposal of business primarily related to the disposal of the U.K. business, Wolseley UK Limited, comprising a loss on disposal of $449 million of the U.K. business, partially offset by a $235 million gain from the reclassification of currency translation adjustments from accumulated other comprehensive loss into income following the abandonment of former financing subsidiaries, as well as a $14 million gain on a prior year’s disposal of assets.
Note 18: Related party transactions
For fiscal 2022, the Company purchased $22 million (2021: $24 million and 2020: $18 million) of delivery, installation and related administrative services from companies that are, or are indirect wholly owned subsidiaries of companies that are, controlled or significantly influenced by a Ferguson Non-Executive Director. No material amounts are due to such companies. The services are purchased on an arm’s-length basis.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
As of the end of the period covered by this Annual Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of July 31, 2022. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s report on internal controls over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2022 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2022 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of July 31, 2022 has been audited by Deloitte LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ferguson plc
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ferguson plc and subsidiaries (the “Company”) as of July 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2022, of the Company and our report dated September 27, 2022, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s change in reporting framework.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal controls over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte LLP
London, United Kingdom
September 27, 2022

Item 9B.Other Information
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10.Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following table lists the names, ages and positions of each member of the Board.

Name	Age	Position
Geoff Drabble	62	Chairman
Kevin Murphy	52	Chief Executive Officer and Executive Director
Bill Brundage	46	Chief Financial Officer and Executive Director
Alan Murray(1)	69	Independent Non-Executive Director and Employee Engagement Director
Kelly Baker	53	Independent Non-Executive Director
Cathy Halligan	59	Independent Non-Executive Director
Brian May	58	Independent Non-Executive Director
Tom Schmitt	57	Independent Non-Executive Director
Nadia Shouraboura	52	Independent Non-Executive Director
Jacky Simmonds	59	Independent Non-Executive Director
Suzanne Wood	62	Independent Non-Executive Director
(1) Mr. Murray served as Senior Independent Director until this role was retired effective August 1, 2022. The functions and responsibilities of the Senior Independent Director role were assumed by the Chair of the Nominations & Governance Committee at such time.
Biographical information for each member of the Board is set forth below.
Geoff Drabble, Chairman. Mr. Drabble was appointed as a Non-Executive Director in May 2019 and as Chairman in November 2019. Mr. Drabble has extensive leadership experience in the distribution, technology and manufacturing sectors, and has a deep knowledge of United States markets and operating conditions. He served as Chief Executive of Ashtead Group plc, a FTSE 100 industrial equipment rental company, for 12 years during which he presided over a period of unprecedented growth in the business and was instrumental in creating a strong culture. He was previously an executive director of The Laird Group plc, where he was responsible for its Building Products division, and held a number of senior management positions at Black & Decker. Mr. Drabble currently serves as Non-Executive Director at Howden Joinery Group plc and as Chairman at DS Smith Plc.
Kevin Murphy, Chief Executive Officer and Executive Director. Mr. Murphy was appointed as an Executive Director in August 2017 and as Chief Executive Officer in November 2019. Mr. Murphy is a culture champion with strong executive leadership skills, and has deep Company and industry knowledge and strategic operational experience. Mr. Murphy has significant experience in strategic development and delivering operational performance improvements. Mr. Murphy joined Ferguson in 1999 as an operations manager following the acquisition of his family’s business, Midwest Pipe and Supply. Prior to his appointment as Chief Executive Officer, he held a number of leadership positions in the Company’s Waterworks division and was Chief Operating Officer of the Company’s U.S. business segment from 2007 to 2017. He was Chief Executive Officer, USA from 2017 until his appointment as Chief Executive Officer in 2019. Since Mr. Murphy’s appointment to the Board in 2017, the business has generated strong, profitable growth and continued to take market share under his leadership.
Bill Brundage, Chief Financial Officer and Executive Director. Mr. Brundage was appointed Chief Financial Officer and Executive Director in November 2020. Mr. Brundage has considerable financial management and operational experience in addition to significant Company and industry knowledge. Mr. Brundage is a certified public accountant with extensive Company experience. Mr. Brundage joined Ferguson in 2003 as manager of Finance and was promoted to Corporate Controller two years later. In 2008, he was promoted to Vice President of Finance, a position he held until his promotion to Senior Vice President of Finance in 2016. Mr. Brundage was then appointed as Chief Financial Officer of Ferguson Enterprises, the Company’s U.S. business segment, from 2017 until his appointment as Chief Financial Officer in 2020. Previously, Mr. Brundage spent five years at PricewaterhouseCoopers in the United States as a senior associate.

Alan Murray, Independent Non-Executive Director and Employee Engagement Director. Mr. Murray was appointed as an Independent Non-Executive Director in January 2013, as Senior Independent Non-Executive Director in October 2013 and as Employee Engagement Director in March 2019. Mr. Murray has considerable international operational and financial experience and extensive executive management experience within global businesses. He is a qualified chartered management accountant with extensive business leadership skills, executive and board experience and global business and financial reporting expertise. From 2002 to 2007, Mr. Murray served as Group Chief Executive of Hanson plc, where he had previously served as Finance Director and Chief Executive of Hanson Building Materials America. He served on the Management Board and Supervisory Board of HeidelbergCement AG and as a Non-Executive Director of International Power plc. Currently, Mr. Murray serves as a Director at O-I Glass, Inc.
Kelly Baker, Independent Non-Executive Director. Ms. Baker was appointed as an Independent Non-Executive Director in May 2021. Ms. Baker has extensive human resources and operational experience, as well as wide-ranging international business and functional experience. She has led people, organizational and cultural development across a number of U.S.-based, global public companies. Ms. Baker spent over 20 years with General Mills Inc., in a variety of roles, including Vice President of HR U.S. Retail and Marketing, Vice President of HR Corporate Groups and Vice President of Diversity and Inclusion. She served as Executive Vice President and Chief Human Resources Officer at Patterson Companies Inc. between 2016 and 2017 and at Pentair plc from 2017 to 2021. Currently, Ms. Baker is Executive Vice President and Chief Human Resources Officer at Thrivent Financial for Lutherans.
Cathy Halligan, Independent Non-Executive Director. Ms. Halligan was appointed as an Independent Non-Executive Director in January 2019. Ms. Halligan is an experienced senior executive with extensive board, digital transformation, digital commerce, data analytics and marketing experience. She has a strong track record in the retail, e-commerce and multi-channel arenas, and she has served as the Chief Marketing Officer at Walmart.com and the Senior Vice President Sales and Marketing at PowerReviews. In addition, Ms. Halligan has held senior marketing and internet roles at retailer Williams-Sonoma Inc., where she was responsible for leading efforts to launch its brands, such as Pottery Barn, on the web. She was an independent director at Wilton Brands from 2016 to 2018 and a Non-Executive Director at FLIR Systems, Inc. from 2014 to 2021. Currently, Ms. Halligan serves as a Director at Driven Brands, Inc., JELD-WEN Holding, Inc. and Ulta Beauty, Inc.
Brian May, Independent Non-Executive Director. Mr. May was appointed as an Independent Non-Executive Director in January 2021. Mr. May has considerable financial and operational experience and extensive industry expertise. He is a qualified chartered accountant. His career started at KPMG and continued with a 27-year career at Bunzl plc, where he held a number of roles across the Treasury and Internal Audit functions. He was Divisional Finance Director of Bunzl’s U.K., Europe and Australasia division for nine years and then served as Chief Financial Officer for 14 years until his retirement in late 2019. From 2012 to 2021, Mr. May served as a Non-Executive Director at United Utilities Group PLC. Currently, Mr. May serves as a Non-Executive Director at ConvaTec Group plc.
Tom Schmitt, Independent Non-Executive Director. Mr. Schmitt was appointed as an Independent Non-Executive Director in February 2019. Mr. Schmitt has significant operational experience as well as extensive knowledge of United States and international logistics and supply chain businesses. He is an experienced Chief Executive Officer with significant first-hand leadership experience in the markets in which the Company operates and a track record of driving accelerated profitable growth and promoting integrity, transparency and values-based leadership. Mr. Schmitt’s career started at BP and McKinsey and has encompassed leadership roles at FedEx, Purolator and DB Schenker. He served as a Non-Executive Director of Zooplus AG from 2013 to 2016 and as Chief Commercial Officer of Schenker AG from 2015 to 2018. Currently, Mr. Schmitt serves as Chairman, President and Chief Executive Officer of Forward Air Corporation, Inc.
Nadia Shouraboura, Independent Non-Executive Director. Ms. Shouraboura was appointed as an Independent Non-Executive Director in July 2017. Ms. Shouraboura has considerable expertise in running complex logistics and supply chain activities, and she has extensive experience of cutting edge technology and e-commerce. She also has substantial experience of the consumer and technology sectors. Ms. Shouraboura was a Vice President and member of the senior leadership team at Amazon.com, Inc. and held management positions at Exelon Power Team, Diamond Management and Starlight Multimedia Inc. She held board-level positions at Hointer Inc. and Cimpress N.V., and was on the supervisory board of X5 Retail Group N.V. Currently, Ms. Shouraboura serves as a Non-Executive Director at Mobile TeleSystems Public Joint Stock Company and Ocado Group plc.

Jacky Simmonds, Independent Non-Executive Director. Ms. Simmonds was appointed as an Independent Non-Executive Director in May 2014. Ms. Simmonds has extensive experience in executive compensation and human resources within large international businesses, and significant knowledge of talent management and employee engagement. She has experience across a number of sectors. Ms. Simmonds has worked as an HR Director in a number of different consumer-facing businesses, including VEON ltd, easyJet plc and TUI Travel plc. She was a member of the Supervisory Board of TUI Deutschland, GmbH and a director of PEAK Adventure Travel Group Limited. Currently, Ms. Simmonds serves as Chief People Officer of Experian plc.
Suzanne Wood, Independent Non-Executive Director. Ms. Wood was appointed as an Independent Non-Executive Director in January 2021. Ms. Wood has significant financial and operational knowledge and extensive public company experience. Ms. Wood is a chartered accountant and an experienced Chief Financial Officer. Ms. Wood’s career started at PriceWaterhouse LLP and has encompassed Chief Financial Officer roles at Oakwood Homes Corporation and Tultex Corporation. Ms. Wood served as Chief Financial Officer of Ashtead Group plc for six years, from 2012 to 2018, after having joined Ashtead in 2003 as Chief Financial Officer of Sunbelt Rentals, Ashtead’s largest operating brand in the United States. Ms. Wood most recently served as Senior Vice President and Chief Financial Officer of Vulcan Materials Company until September 1, 2022, and serves as a Non-Executive Director at RELX PLC.
The following table lists the names, ages and positions of our Executive Officers:

Name	Age	Position
Kevin Murphy	52	Chief Executive Officer and Executive Director
Bill Brundage	46	Chief Financial Officer and Executive Director
Jim Cross	63	Senior Vice President of Ferguson Enterprises
Ian Graham	54	General Counsel
Michael Jacobs	61	Senior Vice President of Supply Chain
Sammie Long	54	Chief Human Resources Officer
Victoria Morrissey	56	Chief Marketing Officer
Jake Schlicher	58	Senior Vice President of Strategic Development
Bill Thees	55	Senior Vice President of Business and Sales
Garland Williams	47	Senior Vice President of Customer Experience and Canada
Biographical information for each of our Executive Officers (other than Kevin Murphy and Bill Brundage, our Executive Directors) is set forth below.
Jim Cross, Senior Vice President of Ferguson Enterprises. Mr. Cross was named Senior Vice President in 2006. He provides strategic leadership for the Residential Showroom & Builder, Residential Trade, Commercial Business, HVAC, Industrial and Commercial MRO businesses. Mr. Cross began his career with Ferguson in 1981 as a trainee in Charleston, S.C. In 1991, he was promoted to General Manager of Ocala, FL, and transferred to Orlando, FL in 1994 as General Manager. He was promoted to Southeast Regional Manager in 2001 and then to Vice President - Southern Regional Manager in 2003.
Ian Graham, General Counsel. Mr. Graham joined the Company as General Counsel in May 2019. He was most recently Senior Vice President, General Counsel and Secretary for BAE Systems, Inc. from 2010 to 2019. Prior to that he held senior roles at EMCORE Corporation, UUNET Technologies, Jenner & Block LLP and McKenna & Cuneo LLP.
Michael Jacobs, Senior Vice President of Supply Chain. Mr. Jacobs was appointed Senior Vice President of Supply Chain in February 2017. He is responsible for managing all aspects of the supply chain processes within Ferguson and developing a supply chain strategy that meets performance objectives and customer expectations. Prior to Ferguson, Mr. Jacobs held various roles at Keurig Green Mountain, including Chief Product Officer and Chief Logistics Officer, where he led the re-engineering of Keurig’s supply chain. Prior to Keurig, Mr. Jacobs served as Senior Vice President, Logistics for Toys “R” Us, where he led store, ecommerce and omni-channel fulfillment globally.
Sammie Long, Chief Human Resources Officer. Ms. Long was appointed Chief Human Resources Officer in 2017. Before joining the Company, Ms. Long was Chief Human Resources Officer for the Kellogg Company. Prior to her 14-year career in human resources at Kellogg, Ms. Long held human resources positions at Sharp Electronics UK Ltd and Fujitsu Services Europe.

Victoria Morrissey, Chief Marketing Officer. Ms. Morrissey was appointed as Chief Marketing Officer in May 2021. With more than 20 years of diversified experience, Ms. Morrissey was most recently responsible for Global Marketing and Brand at Caterpillar Inc. from 2017 to 2021, where she led a global team with oversight of brand, digital marketing, analytics, customer insights and customer experience. Prior to this, she led brand and content marketing at Grainger. In addition to her industry experience, Ms. Morrissey worked at several agencies, including WPP, one of the world’s largest advertising agencies.
Jake Schlicher, Senior Vice President of Strategic Development. Mr. Schlicher was named Senior Vice President of Strategic Development in February 2019. He focuses on developing strategies that help make our customers’ complex projects simple, successful and sustainable. Mr. Schlicher joined Ferguson in 1999 through the acquisition of L&H Supply. Since then, Mr. Schlicher has held numerous positions including Director of the Residential Business Group, Vice President of Private Label, Vice President of the Strategic Products Group, and Vice President of the Commercial Business. In March 2016, he was named Senior Vice President of Ferguson Facilities Supply and, in November 2017, he was named Senior Vice President Strategic Brand Development.
Bill Thees, Senior Vice President of Business and Sales. Mr. Thees was promoted to Senior Vice President of Business and Sales in 2018. He provides leadership and direction to Waterworks, Fire & Fabrication, National Accounts, Pricing and Quotations. Mr. Thees began his career with Ferguson in 1990 as a trainee at the Orlando, Florida Waterworks location. Since then, he has held several key positions, including Branch Manager, General Manager and District Manager. Mr. Thees assumed leadership for the Waterworks Business Group in 2007 and was promoted to Vice President in 2009.
Garland Williams, Senior Vice President of Customer Experience and Canada. Mr. Williams was appointed Senior Vice President of Customer Experience and Canada in 2021. He is responsible for overseeing Canadian operations and ensuring strong alignment between the Digital Commerce organization and our business in the U.S. Mr. Williams joined the organization as a trainee in July 1996 and has held several progressive roles over his 26-year career with Ferguson. This has included inside and outside sales, Branch and Area Manager, General Manager, District Manager, VP Residential Trade, and, most recently, VP of Customer Experience and Canada in 2020.
Term of office
All Non-Executive Directors appointed to the Board are subject to reappointment by shareholders at every Annual General Meeting of the Company. Our Executive Officers do not have a specific term of office.
Board of Directors and Key Committees
The Board is collectively responsible for the long-term success of the Company. The Board’s primary role is to provide effective and entrepreneurial leadership necessary to enable the Company’s business objectives to be met and to review the overall strategic development of the Company as a whole.
Certain strategic decisions and authorities of the Company are reserved as matters for the Board. For some of these matters, the Board delegates responsibilities and authorities to its Committees. The matters reserved for the Board for its decision, which are set out in a formal schedule, include matters related to: strategy and management; capital and corporate structure; financial reporting and controls; tax and treasury; major commitments; certain communications; Board and certain executive officer appointments; compensation of Directors and executive officers; delegation of authority; corporate governance and certain policies.
The Board has four formally constituted Committees of the Board, each of which operates in accordance with its charter. Each charter is reviewed periodically.
Audit Committee
The Audit Committee assists the Board in fulfilling its oversight responsibilities, and makes recommendations to the Board as appropriate, in relation to the Company’s financial statements and financial reporting process, the independence and qualifications of the Company’s independent registered public accounting firm (“independent auditor”), the performance of the Company’s independent auditor and internal audit function, and the Company’s compliance with legal and regulatory requirements, including internal controls designed for that purpose. The current members of the Audit Committee are: Messrs. Murray (Chair) and May, and Mmes. Halligan and Wood.

Compensation Committee
The Compensation Committee discharges the Board’s responsibilities relating to compensation of the Company’s executive officers; oversees the compensation policies, practices and programs of the Company; and produces an annual report of the Compensation Committee for inclusion in the Company’s annual report on Form 10-K or proxy statement, if applicable. The current members of the Compensation Committee are: Mmes. Simmonds (Chair), Baker and Halligan, and Messrs. Drabble, Murray and Schmitt.
Compensation Committee Interlocks and Insider Participation. None of the members of the Compensation Committee is or has been an executive officer of the Company, nor did they have any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as a director of the Company or a member of the Compensation Committee during fiscal 2022.
Nominations & Governance Committee
The Nominations & Governance Committee identifies and recommends to the Board qualified candidates for nomination as members of the Board and its Committees consistent with criteria approved by the Board, develops and recommends to the Board the corporate governance principles applicable to the Company, and oversees the evaluation of the Board and executive officers. It also develops, recommends to the Board for approval, and periodically reviews a succession plan for the Company’s chief executive officer and chief financial officer. Shareholders may recommend a director for nomination in accordance with section 119 in our Articles of Association. The current members of the Nominations & Governance Committee are: Messrs. Murray (Chair), Drabble, May and Schmitt, and Mmes. Baker and Halligan.
Major Announcements Committee
The Major Announcements Committee meets as required to consider the Company’s disclosure obligations regarding material information where the matter is unexpected and non-routine. The current members of the Major Announcements Committee are: Messrs. Drabble (Chair) and May, and Ms. Simmonds.
Audit Committee Financial Experts
The Board has determined that each of Mr. Murray, an independent director and Chairperson of our Audit Committee, and Ms. Wood and Mr. May, independent directors and members of our Audit Committee, is an “audit committee financial expert” as defined by applicable rules and regulations of the SEC.
Director independence
Each of our Non-Executive Directors is deemed an “independent” director under applicable NYSE and SEC regulations, and each satisfies the applicable NYSE and SEC regulations for “independence” with respect to the committees of Board on which such director serves. Tessa Bamford stepped down from her position as a member of the Board and all Board Committees at the Company’s Annual General Meeting on December 2, 2021. For the portion of fiscal 2022 in which Ms. Bamford served as a member of the Audit Committee, she did not meet the strict technical independence criteria for audit committees under the rules of the NYSE. However, in accordance with these rules, Ferguson relied on the exemption that Ms. Bamford may remain as a member of the Audit Committee for 12 months from the date of the Company’s additional listing of shares on the NYSE.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics, which is applicable to all directors, officers and associates, a copy of which is available for downloading free of cost from the Who We Are section of our website at www.fergusonplc.com under the Corporate Governance tab. We intend to satisfy the disclosure requirement under Form 10-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information at the website location specified above.

Item 11.Executive Compensation
As a foreign private issuer, we are permitted by Item 402(a)(i) of SEC Regulation S-K to respond to this Item 11 by providing the information required by Items 6.B. and 6.E.2 of Form 20-F. Accordingly, we are not required to disclose executive compensation according to the requirements of Regulation S-K that are applicable to U.S. domestic issuers. For purposes of this disclosure, our Senior Management are considered to be the same individuals as our Executive Officers.
Compensation
For fiscal 2022, the total compensation paid to the Company’s Non-Executive Directors, Executive Directors and Senior Management as a group was $31.2 million. The total amounts set aside or accrued by the Company to provide pension, retirement or similar benefits for this group was $1.4 million.
Compensation of Non-Executive Directors
The compensation of the Company’s Non-Executive Directors is set by the Board with account taken of the time and responsibility involved in each role, including, where applicable, the Chairmanship of Board Committees. A summary of the annualized fees for fiscal 2022 is as follows:

Fees(1)(2)(3) ($000)
Chairman’s Fee	563.0
Other Non-Executive Directors’ Base Fee	98.2
Additional Fees:
Senior Independent Director	28.8
Chair of Audit Committee	28.8
Chair of Compensation Committee	28.8
Employee Engagement Director	14.0

(1)All increases to Non-Executive Director and Chairman fees from the prior financial year were broadly in line with the average salary increase awarded to the general workforce.
(2)The Non-Executive Directors (including the Chairman) also have the benefit of a travel allowance of $3,140 (each way), where there would be a need for intercontinental flight in excess of five hours (one way) based on the home location of the Non-Executive Director or Chairman and the location of the Board (or Committee) meeting, up to a maximum of $37,680 per annum.
(3)The amounts provided in the table for fees were converted to U.S. Dollars from GBP based on the average of HMRC rates for the fiscal year ended July 31, 2022 of 1.3318 U.S. Dollars per GBP.
The following table sets out the aggregate compensation received by each Non-Executive Director for fiscal 2022:

	Fees(1) ($000)	Travel Allowance(1) ($000)	Benefits(1)(2)(3) ($000)
Non-Executive Directors(3)
Geoff Drabble	$563	$0	$2
Kelly Baker	98	19	8
Tessa Bamford(4)	42	0	4
Cathy Halligan	98	13	8
Brian May	98	0	5
Alan Murray	170	19	4
Tom Schmitt	98	19	7
Nadia Shouraboura	98	19	7
Jacky Simmonds	127	0	4
Suzanne Wood	98	19	6

(1)The amounts provided in the table for Fees were converted to US Dollars from GBP based on the average of HMRC rates for the fiscal year ended July 31, 2022 of 1.3318 US Dollars per GBP. The amounts provided in the table for Travel Allowance and Benefits were converted to US Dollars from GBP based on the average of HMRC rates for the month at the time of payment.
(2)The taxable benefits for the Non-Executive Directors relate to U.K. taxable benefits.
(3)Non-Executive Directors are eligible to receive a travel allowance of $3,140 (each way), where there is a need for intercontinental flight in excess of five hours (one way) based on the home location of the Non-Executive Director and the location of the Board (or Committee) meeting, up to a maximum of $37,680 per individual per annum. This allowance was introduced in November 2018.
(4)No Non-Executive Director participated in any of the Company’s employee share schemes or received any bonuses or share-based awards for fiscal 2022.
(5)Tessa Bamford stepped down effective December 2, 2021, and the compensation shown above is to the date of cessation.
The Chairman and Non-Executive Directors are not entitled to receive any compensation upon the termination of their appointment and no fees will be payable in respect of any unserved portion of the term of their appointment. Further, Non-Executive Directors are not entitled to participate in the Company’s share, bonus or pension plans. Non-Executive Directors are entitled to reimbursement from the Company for reasonable expenses incurred in the performance of their duties. Non-Executive Directors may, in certain circumstances and at the Company’s expense, obtain independent professional advice in the furtherance of their duties as directors.
Compensation of Executive Directors/Senior Management
The aggregate amount of compensation paid by the Company to the Executive Directors/Senior Management in fiscal 2022 was approximately $29.6 million. This amount comprises salary, annual bonus, car allowance, pension contributions and private medical insurance, and the incentive awards and share options granted to the Executive Directors/Senior Management, during fiscal 2022. The table below reflects the amount of compensation paid and benefits in kind granted, to the Executive Directors, during fiscal 2022.

				Share-Based Awards ($000)
Executive Directors	Salary ($000)	Benefits(1) ($000)	Bonuses(2) ($000)	Granted in Year(3)	Vested in Year(4)
Kevin Murphy	1,150	385	1,380	4,045	4,928
Bill Brundage	636	227	560	1,612	1,661

(1)Benefits include (i) pre-tax figures for private health insurance premiums, car benefit (car allowance and/or car), and healthcare benefits and life insurance premium contributions; (ii) shares purchased under the 2021 ESPP (as defined below) savings contract), the value of which represents the gain, calculated by determining the difference between the option price and the share price at the date the option price was set on the maximum number of shares granted; and (iii) pension benefits (Kevin Murphy and Bill Brundage participate in the defined contribution pension arrangements of Ferguson Enterprises, receiving contributions of 16% of base salary from Ferguson Enterprises).
(2)Includes annual bonuses earned during fiscal 2022, as described below.
(3)Includes (i) for Kevin Murphy a conditional award under the LTIP (as defined below) over 28,719 shares granted on October 14, 2021 with a share price used to calculate the face value of the award of $140.84 (which was the average share price over a five dealing day period immediately preceding the date of grant) totaling $4.045 million; and (ii) for Bill Brundage a conditional award under the LTIP over 11,449 shares granted on October 14, 2021 with a share price used to calculate the face value of the award of $140.84 (which was the average share price over a five dealing day period immediately preceding the date of grant) totaling $1.612 million.
(4)Includes (i) for Kevin Murphy a conditional award under the LTIP over 32,658 shares which vested on October 18, 2021 with a share price used to calculate the value of the award of $144.69 (which was the GBP share price on the date of vesting converted into USD using a rate of 1.3726) totaling $4.725 million, together with a dividend equivalents cash payment of $6.21 per share; and (ii) for Bill Brundage a conditional award under the POSP (as defined below) over 11,479 shares which vested on October 18, 2021 with a share price used to calculate the value of the award of $144.69 (which was the GBP share price on the date of vesting converted into USD using a rate of 1.3726 ) totaling $1.661 million.

Bonuses
The Executive Directors/Senior Managers are generally eligible to receive an annual bonus based on an assessment of financial and personal performance during the relevant financial year. The annual bonus earned up to the target level of payout by an Executive Director/Senior Manager will be paid in cash, and if shareholding guidelines have been met at the time the bonus is awarded, any amounts of the annual bonus earned in excess of target will also be paid in cash. Alternatively, if shareholding guidelines have not been met at the time the bonus is awarded, amounts earned in excess of target by an Executive Director will be deferred, and for Senior Managers may be deferred, into shares and held subject to the terms of the Deferred Bonus Plan (as described below), and subject to forfeiture for three years (or such other period as our Compensation Committee considers appropriate) from the date the bonus is awarded. The maximum annual bonus opportunity for an Executive Director/Senior Manager who is recruited from or based in the United States is up to 500% of base salary; and for an Executive Director/Senior Manager who is recruited from and based in any other geography is up to 350% of base salary. All bonus payments are determined by the Compensation Committee. The threshold, target and maximum bonus opportunities for each Executive Director for fiscal 2022 were as follows:

	Threshold	Target	Maximum
	as a % of salary
Kevin Murphy	49	110	150
Bill Brundage	50	90	110
Pensions
The Company operates a variety of pension plans, including funded and unfunded defined benefit plans in Canada and the United Kingdom. During fiscal 2022, the Company paid an aggregate amount of approximately $1.4 million to Executive Directors/Senior Management under the Company’s pension plans.
Employee Share Schemes
The following is a summary of the main provisions of the Company Employee Share Plans (as defined below) that have been adopted by the Company. Participation in the schemes by the Executive Directors/Senior Management will be on terms that are consistent with the Company’s compensation framework and policies from time to time.
The Company maintains the following share schemes for associates: the Deferred Bonus Plan 2019 (“DBP”); the Employee Share Purchase Plan 2021 (“2021 ESPP”); the International Sharesave Plan 2019 (“ISP”); the Long Term Incentive Plan 2019 (“LTIP”); the Ordinary Share Plan 2019 (“OSP”); and the Performance Ordinary Share Plan 2019 (“POSP”) (collectively, the “Company Employee Share Plans”). The following terms are common to each of the Company Employee Share Plans:
Dilution Limits
Newly issued ordinary shares or treasury shares of the Company may be issued to satisfy options and awards granted under any of the Company Employee Share Plans, except for the DBP, OSP and POSP.
No option or award may be granted under any of the Company Employee Share Plans (excluding the DBP, OSP and POSP) if such grant would cause the number of ordinary shares that have been issued pursuant to awards or options granted in the preceding 10 years, under all of the Company Employee Share Plans and under certain other historic share plans, to exceed 10% of the Company’s issued ordinary share capital at the proposed date of grant. In addition, no option or award may be granted under the executive share plans of the Company Employee Share Plans (excluding the DBP, OSP and POSP) operated by the Company if such grant would cause the number of ordinary shares that have been issued or may be issued pursuant to awards and options granted in the preceding 10 years under such plans and under certain other historic executive share plans to exceed 5% of the Company’s issued ordinary share capital at the proposed date of grant. These limits do not include options or awards that have lapsed and do not relate to ordinary shares purchased in the market unless they are held in treasury.
Exercise Period
Vested options may be exercised during the earlier of the applicable post-termination dates set forth in the terms of the applicable plan document and/or award agreements and the scheduled expiration date of the options (which is 10 years from the option grant date under the LTIP, 30 days from the option vest date under the OSP and POSP and six months from the option vest date under the ISP and on the date of automatic exercise under the 2021 ESPP).

Timing of Grants
Awards and options under the Company Employee Share Plans may normally only be granted within 42 days after the announcement of the Company’s results for any period, although they may be granted at other times if our Compensation Committee considers that there are exceptional circumstances justifying a grant.
Variations of Share Capital
Options and awards under the Company Employee Share Plans may be adjusted if there is a variation in the Company’s share capital (including a rights issue or any subdivision or consolidation of the share capital) or in the event of a demerger, or payment of a special dividend or similar event that materially affects the market price of the ordinary shares.
Amendments; Termination or Suspension
The Board or, where appropriate, our Compensation Committee, may amend the Company Employee Share Plans provided that (other than in respect of the DBP, OSP and POSP) the prior approval of Company shareholders in a general meeting is obtained to any amendments that provide an advantage to participants and that relate to eligibility, the number of ordinary shares that may be issued under the relevant scheme, the individual limit on participation, the terms on the vesting of options or awards, the rights attaching to the ordinary shares or the adjustment of options or awards. The shareholders’ approval is not required for minor amendments to benefit the administration of a scheme to take account of a change in legislation or to obtain or maintain favorable tax, exchange control or regulatory treatment for participants or the Company. The Company Employee Share Plans may be terminated or suspended at any time but any termination will not affect participants’ subsisting rights.
Other Provisions
Options and awards granted under the Company Employee Share Plans are personal to the participant and may not be transferred except on death, and such options and awards are not pensionable.
Deferred Bonus Plan 2019
Our Compensation Committee may grant an award under the DBP to any associate (including an Executive Director/Senior Manager) who was a participant in any annual bonus plan operated by the Company during the financial year immediately preceding the proposed date of grant as a means of deferring part of that associate’s annual bonus into ordinary shares.
Our Compensation Committee will decide whether the award will be granted in the form of an option, a conditional award or a phantom award, or any combination of these awards. No consideration will be payable for the grant of such awards. An award will be over such number of ordinary shares as have a value equal to the amount of a participant’s annual bonus that is required to be deferred. The vesting date of an award will be the third anniversary of the last day of the financial year immediately preceding the proposed date of grant, or such other date as our Compensation Committee considers appropriate.
If, before an award has vested, a participant ceases to be an associate of the Company or one of its subsidiaries, then the award shall continue on its original vesting timetable, except that (i) awards will lapse without consideration on the date of cessation if a participant ceases to be an associate of the Company by reason of misconduct and (ii) subject to our Compensation Committee’s discretion, awards may vest on the date of death of an associate or on cessation of employment in other exceptional circumstances.
In the event of a takeover or scheme of arrangement of the Company, awards will vest automatically, subject to our Compensation Committee’s discretion to determine that they will be rolled over into awards over shares in the acquiring company.
Employee Share Purchase Plan 2021
The 2021 ESPP is designed to qualify as a share purchase plan for the purposes of Section 423 of the Code. Under the 2021 ESPP, eligible associates of a participating company (as defined in the 2021 ESPP) may be invited to apply for options to acquire ordinary shares at an exercise price at the end of the relevant option period. An associate (including an Executive Director/Senior Manager) of a participating company will be eligible to participate in the 2021 ESPP if they have been continuously employed for at least six months prior to the date of grant, although the Compensation Committee may choose to exclude employees who customarily work 20 hours or less per week.

A participant is required to make savings from pay in U.S. dollars with a minimum contribution of 1% of such participant’s base salary and a maximum contribution of 10% of base salary. The savings may be used to exercise the related option at the end of the relevant option period. The exercise price per ordinary share payable on exercise of an option will be prescribed by the Board for each offering period and may not be less than 85% of the lesser of the market value of an ordinary share on the date of grant and the market value of an ordinary share on the date of exercise. The number of ordinary shares over which an option is granted will be such that the total exercise price payable will correspond to the total savings payable from the savings arrangement at the end of the savings period.
An option will be exercised automatically on the exercise date specified by the Board at the time of grant unless the participant has left employment or withdrawn from the 2021 ESPP before that date.
Options normally lapse and any amounts credited to a participant’s account are paid back to a participant if a participant leaves employment with a participating company prior to the end of the relevant offering period. However, in the event of cessation of employment by reason of redundancy, injury or disability, retirement, death or the sale of the Company or business in which such participant works, the participant may continue to participate in the 2021 ESPP for three months following the date of termination of employment, or until the end of the relevant offering period (if less than three months). During such time period, the participant (or executor or heir) may exercise his or her options over such number of ordinary shares at the exercise price using the savings made up to the date of death or cessation of employment.
Options will, subject to the discretion of our Compensation Committee to require roll-over, be automatically exercised following a takeover, scheme of arrangement or winding-up of the Company, or other event materially affecting the value of the ordinary shares, over the lower of (i) such number of ordinary shares at the exercise price with the savings made up to the date of the relevant event and (ii) the number of ordinary shares over which the option was granted.
International Sharesave Plan 2019
Under the ISP, eligible associates may be invited to apply for options to acquire ordinary shares at the end of a fixed option period, which will not normally be fewer than three years from the date of grant of an option at an exercise price fixed at the date of grant. The ISP includes a United Kingdom Sharesave Plan under which eligible associates in the United Kingdom shall benefit from favorable tax treatment in respect of options granted to them (the “U.K. Sharesave”). An associate of a participating Company subsidiary will be eligible to participate in the ISP if, at the date of invitation, they have been employed for such continuous period as the Board may determine (not exceeding one year, or five years in the case of the U.K. Sharesave).
A participant is required to enter into a savings contract with a nominated bank or savings carrier under which he or she may choose to make monthly savings from pay of between £10 and such amount as may be determined by the Board but not exceeding £500 (or such greater amount as is permitted under the U.K. Sharesave in accordance with applicable tax legislation) over the relevant savings period. The minimum and maximum savings amounts for participants outside the United Kingdom are the local currency equivalent of the Sterling amounts set out above. The savings may be used to exercise the related option at the end of the relevant option period. The exercise price per ordinary share payable on exercise of an option may not be less than 80% of the market value of an ordinary share on the date of grant. The number of ordinary shares over which an option is granted will be such that the total exercise price payable will correspond to the total savings payable from the savings arrangement at the end of the savings period.
Options will be exercisable for a period of six months after the end of the option period. Options normally lapse if a participant leaves employment of a participating company. However, if the employment ends by reason of retirement, disability, injury, redundancy, the sale of the Company or business in which they work or any other reason at the Board’s discretion, options may be exercised for up to six months after leaving over such number of ordinary shares as may be acquired at the exercise price together with the savings that have accrued up to the date of exercise, after which they will lapse. If the employment ends by reason of death, such options may be exercised for up to 12 months after the date of death (if the death occurred before the date of maturity) or for up to 12 months after the date of maturity (if the death occurred within six months following the date of maturity).
Subject to the discretion of our Compensation Committee to require (or, in the case of the U.K. Sharesave, permit) roll-over, options will be exercisable for a period of six months following a takeover, scheme of arrangement or winding-up of the Company over the lower of (i) such number of ordinary shares as may be acquired at the exercise price with the savings made up to the date of the relevant event, and (ii) the number of ordinary shares over which the option was granted.

Long Term Incentive Plan 2019
All associates of the Company and any of its subsidiaries, including Executive Directors/Senior Managers, are eligible to participate in the LTIP at the discretion of our Compensation Committee. Our Compensation Committee will decide whether an award under the LTIP will take the form of an option, a restricted share award, a conditional award or a phantom award, or any combination of these awards. Awards under the LTIP will entitle participants to acquire ordinary shares for no consideration to the extent that specified performance targets have been satisfied over a three-year performance period. United States associates may not be granted awards over ordinary shares with a market value at the date of grant in excess of five times the associate’s salary (which was previously three and a half times), and associates based in any other geography may not be granted an award over ordinary shares with a market value at the date of grant in excess of three and a half times the associate’s salary.
An award will vest on the third anniversary of the date of grant, to the extent that the performance condition has been satisfied, conditional on the participant remaining in employment with the Company or any of its subsidiaries through the vesting date (except in certain specified circumstances). Where it is impractical for legal or regulatory reasons to deliver ordinary shares following the vesting of an award, the Company may pay, or procure the payment of, an equivalent cash amount, subject to all necessary deductions.
The Company’s shareholding guidelines require Executive Directors to retain vested shares (after taking into account any shares sold to pay tax, social security or similar liabilities) received from awards made under the LTIP for two years from the vesting date (except in exceptional circumstances and with the approval of our Compensation Committee). For awards granted as options, it will be sufficient to hold the vested but unexercised nil cost options for this period.
Awards will normally be forfeited without consideration if a participant leaves employment prior to the vesting date. However, if the employment ends by reason of injury, ill health, disability, redundancy, the sale of a participant’s employing company or the business in which he or she works or any other reason at the discretion of our Compensation Committee, awards will vest on the original vesting date to the extent the performance condition has been met at such date. Alternatively, our Compensation Committee may determine that such award should vest on the date of cessation of employment to the extent that the performance condition has been met at such date. In the case of death, an award will vest immediately to the extent the performance condition has been met at such date. Vested awards will be subject to time prorating based on the number of days the participant was employed during the vesting period, unless our Compensation Committee determines otherwise.
Awards may also vest early in the event of a takeover, scheme of arrangement or winding-up of the Company to the extent that the performance condition has been satisfied up to the date of the relevant event.
Ordinary Share Plan 2019
Any associates of the Company or any of its subsidiaries, excluding Executive Directors of the Company, will be eligible to participate in the OSP at the discretion of our Compensation Committee. Our Compensation Committee shall decide whether an award under the OSP will take the form of an option, a restricted share award, a conditional award or a phantom award, or any combination of these awards. Options and awards may be over ordinary shares. No consideration is payable for the grant of such awards.
In respect of any financial year, the maximum total market value of ordinary shares over which an award is granted to a participant may not exceed 100% of the participant’s salary (subject to the discretion of our Compensation Committee to determine otherwise). Our Compensation Committee will determine the vesting date, which will not (unless it determines otherwise) be earlier than the third anniversary of the date of grant. Where it is impractical for legal or regulatory reasons to deliver ordinary shares following the vesting of an award, the Company may pay, or procure the payment of, an equivalent cash amount, subject to all necessary deductions.
Awards will normally be forfeited without consideration if a participant leaves employment with the Company or one of its subsidiaries prior to the vesting date. However, if the employment ends by reason of redundancy, death, injury or disability, retirement, the sale of a participant’s employing company or the business in which he or she works or any other reason at the discretion of our Compensation Committee, awards will vest on the date of cessation. Vested awards will be subject to time prorating based on the number of days the participant was employed during the vesting period, unless the Compensation Committee determines otherwise.
In the event of a takeover, scheme of arrangement or winding up of the Company, subject to the discretion of our Compensation Committee to require roll-over, all unvested and outstanding awards will automatically vest and awards granted in the form of an option will be automatically exercised provided that any exercise price payable by the participant on exercise is no more than the offer price or consideration.

On the vesting of an award that takes the form of an option, the participant may exercise the option during the period of 30 days following the vesting date, provided that if the award has vested due to a participant’s death or if the participant dies during the 30-day period, the award may be exercised during the period of 12 months following the date of death.
Performance Ordinary Share Plan 2019
Any associates of the Company or any of its subsidiaries, excluding Executive Directors of the Company, will be eligible to participate in the POSP at the discretion of our Compensation Committee. Our Compensation Committee shall decide whether an award under the POSP will take the form of an option, a restricted share award, a conditional award or a phantom award, or any combination of these awards. Options and awards may be over ordinary shares. No consideration is payable for the grant of such awards.
Our Compensation Committee will determine the vesting date, which will not (unless our Compensation Committee determines otherwise) be earlier than the third anniversary of the date of grant. Vesting is subject to the satisfaction of performance conditions set by our Compensation Committee. Where it is impractical for legal or regulatory reasons to deliver ordinary shares following the vesting of an award, the Company may pay, or procure the payment of, an equivalent cash amount, subject to all necessary deductions.
Awards will normally be forfeited if a participant leaves employment of the Company or any of its subsidiaries prior to the vesting date. However, if the employment ends by reason of injury, ill health, disability, redundancy, retirement, the sale of a participant’s employing company or the business in which he or she works or any other reason at the discretion of our Compensation Committee, unvested awards will vest on the original vesting date to the extent the performance condition has been met at such date. Alternatively, our Compensation Committee may determine that such award should vest on the date of cessation to the extent that the performance condition has been met at such date. In the case of death, an award will vest immediately to the extent the performance condition has been met at such date. Vested awards will be subject to time prorating based on the number of days the participant was employed during the vesting period, unless the Compensation Committee determines otherwise.
In the event of a takeover, scheme of arrangement or winding up of the Company, subject to the discretion of our Compensation Committee to require roll-over, all unvested and outstanding awards will automatically vest, and awards granted in the form of an option shall be automatically exercised provided that any exercise price payable by the participant on exercise is no more than the offer price or consideration.
On the vesting of an award that takes the form of an option, the participant may exercise the option during the period of 30 days following the vesting date, provided that if the award has vested due to a participant’s death or if the participant dies during the 30-day period, the award may be exercised during the period of 12 months following the date of death.
Employee Benefit Trusts
The Company has established a Jersey trust and a United States trust (collectively, the “Trusts”) in connection with the obligation to satisfy historical and future share awards under certain of the Company Employee Share Plans and other historical share plans. The trustees of each of the Trusts have waived their rights to receive dividends on any shares held by them. As of July 31, 2022, the United States trust held 790,524 ordinary shares and the Jersey Trust held 55,967 ordinary shares and $1,006 in cash. The number of shares held by the Trusts represented 0.36% of the Company’s issued share capital as of July 31, 2022.
During fiscal 2022, 600,000 shares were acquired by the Trusts.

Executive Directors—Incentive Awards
Awards under the LTIP were made on October 14, 2021. Awards under the LTIP are based on a percentage of annual base salary determined by our Compensation Committee. The Compensation Committee considers the size of each grant on an annual basis, which is determined by individual performance, the ability of each individual to contribute to the achievement of the performance conditions, and market levels of compensation. The maximum vesting is 100% of the award granted. The scheme interests awarded during fiscal 2022 are summarized below.

Name	Award	Type of Award	Number of Shares (#)(1)	Option Expiration Date	Face Value of Award ($000)(2)(3)
Directors
Kevin Murphy	LTIP	Conditional awards	28,719	n/a	4,045
Bill Brundage	LTIP	Conditional awards	11,449	n/a	1,612

(1)Kevin Murphy’s and Bill Brundage’s LTIP awards granted during fiscal 2022 were based on a percentage of annual base salary. Target awards were: Kevin Murphy 175% and Bill Brundage 125%. Maximum awards were: Kevin Murphy 350% and Bill Brundage 250%.
(2)The share price used to calculate the face value of the LTIP share awards granted to each of Messrs. Murphy and Brundage on October 14, 2021 was $140.84. For both LTIP awards this was the average share price over a five dealing day period immediately preceding the date of grant. Both LTIP awards were conditional share awards, and there is no exercise price. Face value is calculated as the maximum number of shares at full vesting multiplied by either the share price at date of grant or the average share price used to determine the number of shares awarded. Dividend equivalents also accrue on the LTIP awards and the amount which may be due to an Executive Director is not included in the calculation of face value.
(3)The maximum dilution which may arise through issue of shares to satisfy the entitlement to these LTIP awards would be 0.02% calculated as of July 31, 2022.
Executive Directors’ Employment Agreements
The Executive Directors for fiscal 2022 have entered into employment agreements (the “Executive Director Employment Agreements”) with Ferguson Enterprises LLC, the terms of which are described below.
Pursuant to the Executive Director Employment Agreements, Messrs. Murphy and Brundage are each entitled to receive an annual base salary and are eligible to receive a discretionary annual bonus. The Executive Directors are eligible to participate in the benefit programs offered to senior executives (including short- and long-term disability, healthcare coverage and paid holidays) and the Ferguson Retirement Plans, the Supplemental Executive Retirement Plan, 401(k) retirement savings plan, and any life insurance program offered to senior executives, as well as the Executive Physical Plan. The Executive Directors are also entitled to a car allowance or use of a company car in accordance with Company policy. The Executive Directors are eligible to receive grants of shares and/or options under the Company Employee Share Plans as described in the “Compensation” section above.
The Executive Director Employment Agreements are not for a fixed term, although each agreement is subject to immediate termination in the event of the applicable Executive Director’s termination for cause or resignation for good reason. Both of the Executive Directors are permitted to terminate the applicable Executive Director Employment Agreement by providing 12 months’ prior written notice, unless the Executive Director resigns for good reason. In the event of the Executive Director’s resignation without good reason, Ferguson Enterprises, LLC may provide notice leave in lieu of allowing the Executive Director to perform services during the notice period. In the event of a termination of employment due to death, the Executive Directors are entitled to receive a pro-rata bonus for the year of termination based on then-current projected Company performance to date for the number of days that the Executive Director was employed during the fiscal year (the “Pro-Rata Bonus”). In the event of a good leaver termination, subject to the Executive Director’s execution of a general release of claims, the Executive Directors are entitled to receive their respective annual base salary (i.e., 12 months) in effect at the time of the notice of termination plus the Pro-Rata Bonus, and the Executive Director and their dependents may be eligible for COBRA continuation coverage under the Company’s medical benefit plans following termination. In the event of a change in control, the Executive Directors may also be eligible for the benefits and protections set forth in the Company’s Change in Control Policy, as may be in effect from time to time. The Executive Directors are also bound by confidentiality, intellectual property, non-competition, non-interference, non-hire, non-solicitation and non-disparagement obligations.

Change in Control Policy
In July 2022, the Compensation Committee approved the Change in Control Policy, in which certain individuals designated by the Board as “executive officers” are eligible to participate. Pursuant to the Change in Control Policy, participants may be entitled to receive the following additional separation benefits upon an involuntary termination of employment in connection with a change in control or within the 24 months following the effective date of a change in control: (i) accelerated vesting of the unvested portion of any stock options, stock awards, restricted shares, or performance shares, (ii) a lump sum cash payment equal to the sum of (x) the participant’s target annual bonus for the year of termination, prorated based on the number of days during the performance period that such participant was employed, divided by 365 days, and (y) three times (for the CEO) and two times (for all other participants) the sum of the participant’s base salary and target annual bonus for the year in which the termination date occurs (or, if no target has been set as of the termination date, the target annual cash incentive amount for the prior year), in each case, subject to the participant’s timely execution and non-revocation of a general release of claims in favor of the Company. Additionally, if the acquiring entity does not assume the Company’s existing share plans following the change in control, then the remaining unvested portion of any stock options, stock awards, restricted shares, or performance shares held by the participants will accelerate and vest (without any proration for time) immediately prior to the effective date of the change in control. In the event of a participant’s death after becoming eligible for separation benefits pursuant to the Change in Control Policy and executing a general release of claims in favor of the Company, the separation benefits for which such participant is eligible under the Change in Control Policy will be paid to the participant’s estate. In the event of a participant’s death after becoming eligible for separation benefits pursuant to the Change in Control Policy but before such participant has executed a general release of claims in favor of the Company, no separation benefits for which such participant would have otherwise been eligible will be paid to the participant’s estate unless the participant’s estate executes a comparable release for and on behalf of the participant’s estate.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The table below shows the total number of ordinary shares beneficially owned by (i) each of our directors, (ii) all those known by us to beneficially own more than 5% of our ordinary shares and (iii) all of our directors and executive officers as a group, as of September 12, 2022.
The number of ordinary shares beneficially owned is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power, or the right to receive the economic benefit of ownership, as well as any shares that the individual has the right to acquire within 60 days of September 12, 2022 through the exercise of any option, warrant or other right. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power and the right to receive the economic benefit of ownership with respect to all ordinary shares held by that person.
The percentage of ordinary shares beneficially owned is calculated on the basis of 209,756,022 ordinary shares outstanding as of September 12, 2022. Ordinary shares that a person has the right to acquire within 60 days of September 12, 2022 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, (i) each beneficial owner listed below has sole voting and dispositive power over the securities held and (ii) the address of each beneficial owner listed in the following table is c/o Ferguson plc, 1020 Eskdale Road, Winnersh Triangle, Wokingham, Berkshire, RG41 5TS, United Kingdom.

Name	Number of Ordinary Shares Beneficially Owned	Percentage of Ordinary Shares Outstanding
Directors
Geoff Drabble	4,983	*
Kevin Murphy	75,644	*
Bill Brundage(1)	31,579	*
Alan Murray	2,368	*
Kelly Baker	351	*
Cathy Halligan	925	*
Brian May	750	*
Tom Schmitt	1,350	*
Nadia Shouraboura	—	*
Jacky Simmonds	1,894	*
Suzanne Wood	500	*

Total Directors and Executive Officers as a Group(2)	233,966	*

Greater Than 5% Beneficial Owners
BlackRock, Inc.(3)	22,774,390	10.9%
Trian Fund Management, L.P.(4)	11,391,981	5.4%
* Less than 1% of our outstanding shares.
(1)Includes (1) 20,377 ordinary shares and (2) 11,202 ordinary shares issuable upon the vesting of conditional shares awarded on October 17, 2019 pursuant to the Performance Ordinary Share Plan 2019.
(2)Includes (1) 141,709 ordinary shares and (2) 92,257 ordinary shares issuable upon the vesting of conditional shares awarded on October 17, 2019 pursuant to the Performance Ordinary Share Plan 2019.
(3)Based on the Schedule 13G/A filed by BlackRock, Inc. with the SEC on April 8, 2022, BlackRock, Inc. and its subsidiaries beneficially owned an aggregate of 22,774,390 ordinary shares as of March 31, 2022, and BlackRock, Inc. had sole voting power over 19,090,219 ordinary shares and sole dispositive power over 22,774,390 ordinary shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055. Ferguson plc has also received a TR-1 notification (Standard Form for Notification of Major Holdings, also referred to as Voting Rights Attached to Shares - Article 12(1) of Directive 2004/109/EC, Financial Instruments - Article 11(3) of the Commission Directive 2007/14/EC) pursuant to the Disclosure Guidance and Transparency Rules of the U.K. Financial Conduct Authority (“Form TR-1”) from BlackRock, Inc. reporting a change in voting rights attached to Ferguson plc ordinary shares. That Form TR-1 reports that, as of May 13, 2022, BlackRock, Inc. and certain of its wholly owned subsidiaries held voting rights attached to 16,356,449 Ferguson plc ordinary shares. Because the “voting rights attached to shares” reported on Form TR-1 are not necessarily equivalent to “beneficial ownership” interests as defined under Rule 13d-3 of the Exchange Act, the table does not reflect the information reported in the Form TR-1.
(4)Based on the Schedule 13G filed by Trian Fund Management, L.P. with the SEC on April 13, 2022, each of Trian Fund Management, L.P., Trian Fund Management, GP LLC, Nelson Peltz, Peter W. May and Edward P. Garden beneficially owned an aggregate of, and had shared voting power and shared dispositive power over, 11,391,981 ordinary shares as of December 31, 2021. The principal business office address for each of Trian Fund Management, L.P. and Trian Fund Management, GP LLC is 280 Park Ave, 41st Floor, New York, New York 10017. The principal business address of each of Messrs. Peltz, May and Garden is 223 Sunset Avenue, Suite 223, Palm Beach, Florida 33480.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of July 31, 2022 about Ferguson’s equity compensation plans under which Ferguson’s ordinary shares have been authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	329,787(1)	$60.78	—(3),(4)
Equity compensation plans not approved by security holders	1,499,100(2)	0	—(5)
Total	1,828,887	$10.96	—
(1)     175,906 of these shares were subject to share options outstanding under the Employee Share Purchase Plan 2021, 660 of these shares were subject to share options outstanding under the International Sharesave Plan 2011, 7,866 of these shares were subject to share options outstanding under the International Sharesave Plan 2019 and 145,355 of these shares were subject to share awards outstanding under the Long Term Incentive Plan 2019.
(2)     85 of these shares were subject to share awards outstanding under the Deferred Bonus Plan 2019, 160,113 of these shares were subject to share awards outstanding under the Ordinary Share Plan 2019 and 1,338,902 of these shares were subject to share awards outstanding under the Performance Ordinary Share Plan 2019.
(3)    19,822,444 ordinary shares remain available for allotment under the rules of the Ferguson Group Employee Share Purchase Plan 2021. The plan provides for a limit of 20,000,000 ordinary shares that can be awarded under the plan subject to certain guidelines set forth in the plan that are consistent with the limits set forth as described in footnote (4).
(4)    The Ferguson Group International Sharesave Plan 2011, the Ferguson Group International Sharesave Plan 2019 and the Ferguson Group Long Term Incentive Plan 2019 provide guidelines to determine the limitation of ordinary shares that can be granted under the Plans. The Plans determine that the Company cannot grant equity awards that would result in the issuance of ordinary shares that, when aggregated with awards issued and outstanding under all of the Company’s other equity plans, would exceed 10% of the Company’s issued ordinary share capital (adjusted for share issuance and cancellation) in any rolling 10-year period. In addition, as applicable, the Company is committed to not issuing new shares or reissuing treasury shares to executives under its equity plans that, when aggregated with issued and outstanding awards held by executives under all of the Company’s other equity plans, would exceed 5% of the issued ordinary share capital of the Company (adjusted for share issuance and cancellation) in any rolling 10-year period.
(5)    The Ferguson Group Deferred Bonus Plan 2019, the Ferguson Group Ordinary Share Plan 2019 and the Ferguson Group Performance Ordinary Share Plan 2019 each provides for the grant of equity awards without limitation on the number of ordinary shares that can be awarded under the subject plan. However, consistent with the treatment of the Company’s other equity plans, in granting equity awards under these plans the Company adheres to award limitations described in footnote (4). In addition, there are individual limits that apply and awards can only be satisfied with market purchased shares and so do not result in equity dilution for shareholders. See “Item 11, Executive Compensation—Compensation of Executive Directors/Senior Management—Employee Share Schemes,” for a description of the material features of the Ferguson Group Deferred Bonus Plan 2019, the Ferguson Group Ordinary Share Plan 2019 and the Ferguson Group Performance Ordinary Share Plan 2019.
Item 13.Certain Relationships and Related Transactions
Related Party Transactions
Described below are transactions with related parties in which the amounts involved exceeded $120,000 since the beginning of our last fiscal year, and in which any related person had or will have a direct or indirect material interest. Other than as described in this section, there were no transactions with related parties in fiscal 2022, and no transactions are currently proposed, that would require disclosure under Item 404 of Regulation S-K.

Thomas Schmitt, an independent Non-Executive Director on our Board, also serves as the Chairman and CEO of Forward Air Corporation from which the Company purchases certain delivery, installation and related administrative services. During fiscal 2022, the Company paid Forward Air Corporation $22.3 million for services provided to the Company. These services were purchased on an arm’s-length basis. This ongoing transaction is reviewed and approved in accordance with the Company’s related party transactions policy, and Mr. Schmitt did not participate in any discussions or votes relating to such transaction.
Robert Murphy, the father of our Chief Executive Officer, Kevin Murphy, is the lessor of a property leased by the Company in the ordinary course of its business. During fiscal 2022, the Company paid $168,000 to Robert Murphy for use of the property. The lease for the property was entered into on an arm’s-length basis and, as an ongoing transaction, was reviewed and approved in accordance with the Company’s related party transactions policy.
Policy and Procedures for Review and Approval of Related Party Transactions
The Board has adopted a written policy and procedures for review, approval, and monitoring of transactions involving the Company and related persons (including current executive officers and directors, or director nominees and persons who served in those roles at any time since the beginning of our last fiscal year, greater than 5% shareholders of the Company, immediate family members of such persons, and related entities of such persons, including entities in which any of such persons is employed, is a general partner or principal or in which such person has a 10% or greater beneficial ownership interest) (a “Related Party”). The policy covers any related person transaction in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in a fiscal year, (2) the Company or its controlled subsidiaries is or will be a participant, and (3) any Related Party has or will have a direct or indirect material interest (any such transaction, a “Related Party Transaction”). The policy also covers any material amendment or modification to an existing Related Party Transaction.
Policy:
Related Party Transactions must be reviewed and approved by the Audit Committee of the Board. In considering the transaction, the Audit Committee must consider all of the relevant facts and circumstances available to it related to the Related Party Transaction, including: whether the transaction was undertaken in the ordinary course of business of the Company; whether the related party transaction was initiated by the Company or the Related Party; the purpose, and the potential benefits to the Company, of the Related Party Transaction; the impact on a director’s independence in the event that the Related Party is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder (or equivalent) or executive officer; if there was a competitive bidding process and the results thereof; the availability of other sources for comparable products or services; the terms of the transaction; the approximate dollar value of the amount involved in the Related Party Transaction, particularly as it relates to the Related Party; the importance, nature and extent of the interest (financial or otherwise) and involvement of the Related Party in the Related Party Transaction; whether the transaction with the Related Party is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party or with employees generally; and any other information regarding the Related Party Transaction or the Related Party that would be material to investors in light of the circumstances of the particular transaction.
Procedures:
Prior to entering into a transaction that may be a Related Party Transaction, the Related Party must report the transaction to the General Counsel. If the General Counsel determines that the proposed transaction may or would be a Related Party Transaction, the General Counsel must report the Related Party Transaction to the Audit Committee for approval at the next meeting of the Audit Committee. If the General Counsel determines that it is not appropriate to postpone review until the next Audit Committee meeting, the Chairperson of the Audit Committee may review and approve the Related Party Transaction. Any such approval must be reported to the Audit Committee at its next meeting. If a director is involved in the transaction, he or she will be recused from all discussions and decisions relating to the transaction. The Audit Committee may approve only those Related Party Transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders, as the Audit Committee determines in good faith. If a Related Party Transaction will be ongoing, the Audit Committee may establish guidelines for the Company’s management to follow in its ongoing dealings with the Related Party. Thereafter, the Audit Committee shall review and assess any previously approved Related Party Transaction at least annually to ensure compliance with the established guidelines and that the Related Party Transaction remains in, or is not inconsistent with, the best interests of the Company.

Item 14.Principal Accountant Fees and Services
The following table sets forth the aggregate fees by the categories specified below in connection with services rendered by Deloitte LLP, our independent registered public accounting firm, for the periods indicated. We did not pay any other fees to our auditors during the periods indicated below.

(In millions)	For the Year Ended July 31,
	2022	2021
Audit fees(1)	$11.7	$7.4
Audit-related fees(2)	0.5	3.2
Tax Fees	—	—
All other fees(3)	0.3	—
Total	$12.5	$10.6
(1)Audit fees include $9.1 million (2021: $3.2 million) for the audit of the Company and consolidated financial statements and $1.7 million (2021: $4.2 million) for the audit of the Company’s subsidiaries.
(2)In fiscal 2022, audit-related fees principally relate to the Company’s interim reporting requirements, including the half year review. In fiscal 2021, audit-related fees principally related to the Company’s change to U.S. GAAP, registration with the SEC, implementation of a Sarbanes-Oxley Act compliance framework and the Company’s half year review.
(3)All other fees in 2022 related to services in connection with the Company’s $1.0 billion bond offering in April 2022.
The policy of our Audit Committee is to pre-approve all audit and non-audit services provided by Deloitte LLP, our independent registered public accounting firm. All of the audit and non-audit services carried out in the years ended July 31, 2022 and 2021 were pre-approved by the Audit Committee.

Part IV
Item 15.Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements:
The following Consolidated Financial Statements of Ferguson plc and Report of Independent Registered Public Accounting Firm are included in this Annual Report under Item 8:
•Report of Independent Registered Public Accounting Firm.
•Consolidated Statements of Earnings, Comprehensive Income, Shareholders’ Equity and Cash Flows for the years ended July 31, 2022, 2021 and 2020.
•Consolidated Balance Sheets as of July 31, 2022 and 2021.
•Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules:
 All schedules are omitted as the required information is inapplicable or the information is presented in the Company’s audited consolidated financial statements or notes thereto.

(3)	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Annual Report.

3.1	Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 1.1 of the Registrant’s Annual Report on form 20-F, filed with the SEC on September 28, 2021).
4.1*	Description of Ferguson plc share capital.
10.1
Multicurrency Revolving Credit Facility Agreement, dated as of March 10, 2020, among the Company and UK Holdings Limited (formerly Wolseley Limited) as original borrowers and original guarantors, the lenders and arrangers party thereto, and the agent (incorporated by reference to Exhibit 4.1 of the Registrant’s 20FR12B (File No. 001-39301), filed with the SEC on February 12, 2021).

10.2*
Extension request, dated as of February 1, 2021, to the Multicurrency Revolving Credit Facility Agreement, dated as of March 10, 2020, among the Company and UK Holdings Limited (formerly Wolseley Limited) as original borrowers and original guarantors, the lenders and arrangers party thereto, and the agent.

10.3*
Letter Amendment, dated as of September 10, 2021, to the Multicurrency Revolving Credit Facility Agreement, dated as of March 10, 2020, among the Company and UK Holdings Limited (formerly Wolseley Limited) as original borrowers and original guarantors, the lenders and arrangers party thereto, and the agent.

10.4*
Revolving Facility Agreement, dated as of March 25, 2022, among the Company and Ferguson UK Holdings Limited as original borrowers and original guarantors and Sumitomo Mitsui Banking Corporation, London Branch, as mandated lead arranger, and SMBC Bank International PLC, as existing agent.

10.5
Receivables Purchase Agreement, dated as of July 31, 2013, as further amended, supplemented and restated, among Ferguson plc, Ferguson Receivables, LLC as seller, Ferguson Enterprises, LLC as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, facility agents, administrative agent and co-administrative agent party each thereto (incorporated by reference to Exhibit 4.3 of the Registrant’s 20FR12B (File No. 001-39301), filed with the SEC on February 12, 2021).

10.6*
First Amendment to Receivables Purchase Agreement, dated as of December 6, 2013, amending the Receivables Purchase Agreement dated as of July 31, 2013, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc., as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, facility agents, administrative agent and co-administrative agent party each thereto, and Wolseley plc.

10.7*
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated as of September 23, 2014, amending the Receivables Purchase Agreement, dated as of July 31, 2013, as amended, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc., as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, facility agents, administrative agent and co-administrative agent party each thereto, and Wolseley plc and the Purchase and Contribution Agreement dated as of July 31, 2013, as amended, between Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc, as servicer, and the other originators party each thereto.

10.8*
Third Amendment to Receivables Purchase Agreement, dated as of December 22, 2014, amending the Receivables Purchase Agreement, dated as of July 31, 2013, as previously amended, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc., as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, facility agents, administrative agent and co-administrative agent party each thereto, and Wolseley plc.

10.9*
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated as of September 11, 2015, amending the Receivables Purchase Agreement, dated as of July 31, 2013, as amended, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc., as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, facility agents, administrative agent and co-administrative agent party each thereto, and Wolseley plc and the Purchase and Contribution Agreement dated as of July 31, 2013, as amended, between Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc, as servicer, and the other originators party each thereto.

10.10*
Second Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated as of December 31, 2015, amending the Receivables Purchase Agreement, dated as of July 31, 2013, as amended, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc., as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, facility agents, administrative agent and co-administrative agent party each thereto, and Wolseley plc and the Purchase and Contribution Agreement dated as of July 31, 2013, as amended, between Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc, as servicer, and the other originators party each thereto.

10.11*
Fifth Amendment to Receivables Purchase Agreement, dated as of December 16, 2016, amending the Receivables Purchase Agreement, dated as of July 31, 2013, as previously amended, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc., as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, facility agents, administrative agent and co-administrative agent party each thereto, and Wolseley plc.

10.12*
Sixth Amendment to Receivables Purchase Agreement, dated as of December 8, 2017, amending the Receivables Purchase Agreement, dated as of July 31, 2013, as previously amended, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc., as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, facility agents, administrative agent and co-administrative agent party each thereto, and Ferguson plc (formerly Wolseley plc).

10.13*
Seventh Amendment to Receivables Purchase Agreement, dated as of December 20, 2018, amending the Receivables Purchase Agreement, dated as of July 31, 2013, as previously amended, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc., as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, facility agents, administrative agent and co-administrative agent party each thereto, and Ferguson plc (formerly Wolseley plc).

10.14*
Eighth Amendment to Receivables Purchase Agreement and Consent to Assignment by Parent, dated as of May 10, 2019, amending the Receivables Purchase Agreement, dated as of July 31, 2013, as previously amended, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (formerly Ferguson Enterprises, Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, facility agents, administrative agent and co-administrative agent party each thereto, and Ferguson Holdings Limited, as assignor parent, and Ferguson plc, as assignee parent.

10.15*
Ninth Amendment to Receivables Purchase Agreement, dated as of April 17, 2020, amending the Receivables Purchase Agreement, dated as of July 31, 2013, as previously amended, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (formerly Ferguson Enterprises, Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, facility agents, administrative agent and co-administrative agent party each thereto, and Ferguson plc (formerly Wolseley plc).

10.16*
Tenth Amendment to Receivables Purchase Agreement, dated as of July 22, 2020, amending the Receivables Purchase Agreement, dated as of July 31, 2013, as previously amended, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (formerly Ferguson Enterprises Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, facility agents, administrative agent and co-administrative agent party each thereto, and Ferguson plc (formerly Wolseley plc).

10.17*
Omnibus Amendment and Consent, dated as of May 19, 2021, amending the Receivables Purchase Agreement, dated as of July 31, 2013, as amended, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (formerly Ferguson Enterprises Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, facility agents, administrative agent and co-administrative agent party each thereto, and Ferguson plc (formerly Wolseley plc) and the Purchase and Contribution Agreement dated as of July 31, 2013, as amended, between Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc, as servicer, and the other originators party each thereto.

10.18*
Omnibus Amendment to Receivables Purchase Agreement, dated as of December 8, 2021, amending the Receivables Purchase Agreement, dated as of July 31, 2013, as further amended, supplemented and restated, among Ferguson plc, Ferguson Receivables, LLC as seller, Ferguson Enterprises, LLC (formerly Ferguson Enterprises Inc.) as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, facility agents, administrative agent and co-administrative agent party each thereto, and the Purchase and Contribution Agreement, dated as of July 31, 2013, as amended, supplemented or modified, between Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC, as seller and the originators party thereto.

10.19
Purchase and Contribution Agreement, dated as of July 31, 2013, as further amended, supplemented and restated, among Ferguson Enterprises, LLC and its various subsidiaries party thereto as originators and Ferguson Receivables, LLC as purchaser (incorporated by reference to Exhibit 4.4 of the Registrant’s 20FR12B (File No. 001-39301), filed with the SEC on February 12, 2021).

10.20+	Ferguson Group Employee Share Purchase Plan 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8, filed with the SEC on February 28, 2022).
10.21+	Ferguson Group Deferred Bonus Plan 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8, filed with the SEC on March 8, 2021).
10.22+	Ferguson Group Employee Share Purchase Plan 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-8, filed with the SEC on March 8, 2021).
10.23+	Ferguson Group International Sharesave Plan 2019 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-8, filed with the SEC on March 8, 2021).
10.24+	Ferguson Group Long Term Incentive Plan 2019 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-8, filed with the SEC on March 8, 2021).
10.25+	Ferguson Group Ordinary Share Plan 2019 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-8, filed with the SEC on March 8, 2021).
10.26+	Ferguson Group Performance Ordinary Share Plan 2019 (incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-8, filed with the SEC on March 8, 2021).
10.27+	Ferguson Group International Sharesave Plan 2011 (incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-8, filed with the SEC on March 8, 2021).
10.28+	Ferguson Group Long Term Incentive Plan 2015 (incorporated by reference to Exhibit 10.8 of the Registrant’s Form S-8, filed with the SEC on March 8, 2021).
21.1*	List of significant subsidiaries.
23.1*	Consent of Deloitte LLP.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document—this instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith
** Furnished herewith
+ Indicates a management contract or compensatory plan or arrangement
The Registrant agrees to furnish to the SEC, upon request, copies of any instruments that define the rights of holders of long-term debt of the Registrant that are not filed as exhibits to this Annual Report.
Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
September 27, 2022

Ferguson plc
/s/ William Brundage
Name:	William Brundage
Title:	Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENT that each person whose signature appears below hereby constitutes and appoints Kevin Murphy and William Brundage as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys and agents full power and authority to do any and all acts and things necessary or advisable in connection with such matters, and hereby ratifying and confirming all that the attorneys and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 27, 2022.

Name	Position

/s/ Kevin Murphy	Chief Executive Officer and Executive Director
Kevin Murphy	(Principal Executive Officer)

/s/ William Brundage	Chief Financial Officer and Executive Director
William Brundage	(Principal Financial Officer)

/s/ Richard Winckler	Chief Accounting Officer
Richard Winckler	(Principal Accounting Officer)

/s/ Geoffrey Drabble	Chairman
Geoffrey Drabble

/s/ Kelly Baker	Director
Kelly Baker

/s/ Catherine Halligan	Director
Catherine Halligan

/s/ Brian May	Director
Brian May

/s/ Alan Murray	Director
Alan Murray

/s/ Thomas Schmitt	Director
Thomas Schmitt

/s/ Nadia Shouraboura	Director
Nadia Shouraboura

/s/ Jacqueline Simmonds	Director
Jacqueline Simmonds

/s/ Suzanne Wood	Director
Suzanne Wood