Form 10-Q
period 2022-10-31
Ferguson plc
filed 2022-12-08
CIK 1832433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to
Commission File Number: 001-40066

Ferguson plc
(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	98-1499339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1020 Eskdale Road, Winnersh Triangle, Wokingham,
Berkshire, RG41 5TS, United Kingdom
(Address of principal executive offices and zip code)

+44 (0) 118 927 3800
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares of 10 pence	FERG	New York Stock Exchange
London Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 30, 2022, the number of outstanding ordinary shares was 207,654,899.

EXPLANATORY NOTE
Ferguson plc (the “Company”), a corporation organized under the laws of Jersey, Channel Islands, qualifies as a foreign private issuer in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company voluntarily has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States Securities and Exchange Commission instead of filing on the reporting forms available to foreign private issuers.

TABLE OF CONTENTS

CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, the terms “Company,” “Ferguson,” “we,” “us” and “our” and other similar terms refer to Ferguson plc and its consolidated subsidiaries. Except as otherwise specified or the context otherwise requires, references to years indicate our fiscal year ended July 31 of the respective year. For example, references to “fiscal 2023” or similar references refer to the fiscal year ended July 31, 2023.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information included in this quarterly report on Form 10-Q (this “Quarterly Report”) is forward-looking, including within the meaning of the Private Securities Litigation Reform Act of 1995, and involves risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Forward-looking statements cover all matters which are not historical facts and include, without limitation, statements or guidance regarding or relating to our future financial position, results of operations and growth, projected interest in and ownership of our ordinary shares by domestic U.S. investors, plans and objectives for future capabilities, risks associated with changes in global and regional economic, market and political conditions, ability to manage supply chain challenges, ability to manage the impact of product price fluctuations, our financial condition and liquidity, legal or regulatory changes, and other statements concerning the success of our business and strategies.
Forward-looking statements can be identified by the use of forward-looking terminology, including terms such as “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “intends,” “continues,” “plans,” “projects,” “goal,” “target,” “aim,” “may,” “will,” “would,” “could” or “should” or, in each case, their negative or other variations or comparable terminology and other similar references to future periods. Forward-looking statements speak only as of the date on which they are made. They are not assurances of future performance and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
•weakness in the economy, market trends, uncertainty and other conditions in the markets in which we operate, and other factors beyond our control, including any macroeconomic or other consequences of the current conflict in Ukraine;
•failure to rapidly identify or effectively respond to direct and/or end customers’ wants, expectations or trends, including costs and potential problems associated with new or upgraded information technology systems;
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
•adverse impacts caused by the COVID‐19 pandemic (or related variants); and
•other risks and uncertainties set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on September 27, 2022 (the “Annual Report”) and in other filings we make with the SEC in the future.
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

Part I - FINANCIAL INFORMATION
Item 1.Financial Statements and Supplementary Data
Ferguson plc
Condensed Consolidated Statements of Earnings
(unaudited)

	Three months ended
	October 31,
(In millions, except per share amounts)	2022	2021
Net sales	$7,931	$6,803
Cost of sales	(5,510)	(4,676)
Gross profit	2,421	2,127
Selling, general and administrative expenses	(1,509)	(1,314)
Depreciation and amortization	(81)	(74)
Operating profit	831	739
Interest expense, net	(41)	(27)
Other income (expense), net	2	(1)
Income before income taxes	792	711
Provision for income taxes	(197)	(176)
Income from continuing operations	595	535
Income from discontinued operations (net of tax)	—	25
Net income	$595	$560

Earnings per share - Basic:
Continuing operations	$2.85	$2.42
Discontinued operations	—	0.11
Total	$2.85	$2.53

Earnings per share - Diluted:
Continuing operations	$2.84	$2.40
Discontinued operations	—	0.11
Total	$2.84	$2.51

Weighted average number of shares outstanding:
Basic	208.7	221.4
Diluted	209.8	222.7
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended
	October 31,
(In millions)	2022	2021
Net income	$595	$560
Other comprehensive (loss) income:
Foreign currency translation adjustments	(36)	—
Pension (loss) income, net of tax benefit of $2 and $—, respectively.	(1)	3
Total other comprehensive (loss) income, net of tax	(37)	3
Comprehensive income	$558	$563
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(In millions, except share amounts)	October 31, 2022	July 31, 2022
Assets
Cash and cash equivalents	$638	$771
Accounts receivable, less allowances of $42 and $27, respectively	3,609	3,610
Inventories	4,233	4,333
Prepaid and other current assets	899	834
Assets held for sale	3	3
Total current assets	9,382	9,551
Property, plant and equipment, net	1,410	1,376
Operating lease right-of-use assets	1,225	1,200
Deferred income taxes, net	196	177
Goodwill	2,042	2,048
Other intangible assets, net	760	782
Other non-current assets	510	527
Total assets	$15,525	$15,661

Liabilities and shareholders' equity
Accounts payable	$3,335	$3,607
Short-term debt	—	250
Current portion of operating lease liabilities	327	321
Share repurchase liability	77	324
Other current liabilities	1,356	1,297
Total current liabilities	5,095	5,799
Long-term debt	3,759	3,679
Long-term portion of operating lease liabilities	900	878
Other long-term liabilities	650	640
Total liabilities	10,404	10,996

Shareholders’ equity:
Ordinary shares, par value 10 pence: 500,000,000 shares authorized, 232,171,182 shares issued	$30	$30
Paid-in capital	773	760
Retained earnings	8,129	7,594
Treasury shares, 24,069,674 and 21,078,577 shares, respectively at cost	(2,897)	(2,782)
Employee Benefit Trusts, 284,562 and 846,491 shares, respectively at cost	(47)	(107)
Accumulated other comprehensive loss	(867)	(830)
Total shareholders' equity	5,121	4,665
Total liabilities and shareholders' equity	$15,525	$15,661
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)

	Three Months Ended October 31, 2021
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 31, 2021	$30	$704	$6,054	($931)	($58)	($796)	$5,003
Share-based compensation	—	24	—	—	—	—	24
Net income	—	—	560	—	—	—	560
Other comprehensive income	—	—	—	—	—	3	3
Share repurchases	—	—	—	(390)	(43)	—	(433)
Shares issued under employee share plans	—	—	(50)	7	43	—	—
Balance at October 31, 2021	30	$728	$6,564	($1,314)	($58)	($793)	$5,157

	Three Months Ended October 31, 2022
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 31, 2022	$30	$760	$7,594	($2,782)	($107)	($830)	$4,665
Share-based compensation	—	13	—	—	—	—	13
Net income	—	—	595	—	—	—	595
Other comprehensive loss	—	—	—	—	—	(37)	(37)
Share repurchases	—	—	—	(115)	—	—	(115)
Shares issued under employee share plans	—	—	(60)	—	60	—	—
Balance at October 31, 2022	$30	$773	$8,129	($2,897)	($47)	($867)	$5,121
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In millions)	Three months ended
	October 31,
	2022	2021
Cash flows from operating activities:
Net income	$595	$560
(Income) from discontinued operations	—	(25)
Income from continuing operations	595	535
Depreciation and amortization	81	74
Share-based compensation	13	19
Decrease (increase) in inventories	94	(386)
Increase in receivables and other assets	(56)	(337)
Decrease in accounts payable and other liabilities	(395)	(44)
Change in deferred taxes and income tax payable	167	128
Other operating activities	2	2
Net cash provided by (used in) operating activities of continuing operations	501	(9)
Net cash used in operating activities of discontinued operations	(3)	—
Net cash provided by (used in) operating activities	498	(9)

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(5)	(48)
Capital expenditures	(95)	(54)
Other investing activities	(4)	(3)
Net cash used in investing activities of continuing operations	(104)	(105)
Net cash provided by investing activities of discontinued operations	—	25
Net cash used in investing activities	(104)	(80)

Cash flows from financing activities:
Purchase of own shares by Employee Benefit Trusts	—	(43)
Purchase of treasury shares	(366)	(97)
Repayments of debt	(1,505)	—
Proceeds from debt	1,350	—
Change in bank overdrafts	7	1,070
Other financing activities	(5)	(4)
Net cash (used in) provided by financing activities	(519)	926
Change in cash, cash equivalents and restricted cash	(125)	837
Effects of exchange rate changes	(8)	(6)
Cash, cash equivalents and restricted cash, beginning of period	785	1,342
Cash, cash equivalents and restricted cash, end of period	$652	$2,173

Supplemental Disclosures:
Cash paid for income taxes	$29	$48
Cash paid for interest	57	20
Accrued capital expenditures	11	7
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Note 1: Summary of significant accounting policies
Background
Ferguson plc (the “Company”) (NYSE: FERG; LSE: FERG) is a public company limited by shares incorporated in Jersey under the Companies (Jersey) Law 1991 (as amended). The Company is a value-added distributor in North America providing expertise, solutions and products from infrastructure, plumbing and appliances to HVAC, fire, fabrication and more. We exist to make our customers’ complex projects simple, successful and sustainable. Ferguson is headquartered in the United Kingdom (“U.K.”), with its operations and associates solely focused on North America and managed from Newport News, Virginia. The Company’s registered office is 13 Castle Street, St Helier, Jersey, JE1 1ES, Channel Islands.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements and notes to the condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”), but do not include all the disclosures normally required in annual consolidated financial statements. The unaudited condensed consolidated financial statements, in the opinion of management, contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The July 31, 2022 condensed consolidated balance sheet was derived from the audited financial statements.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022 (the “Annual Report”). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.
Use of estimates
The preparation of the Company's interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting certain reported amounts. Actual results may differ from those estimates.
Cash, cash equivalents and restricted cash
Cash and cash equivalents include cash on hand, deposits with banks with original maturities of three months or less and overdrafts to the extent there is a legal right of offset and practice of net settlement with cash balances.
Restricted cash primarily consists of deferred consideration for business combinations, subject to various settlement agreements, and is recorded in prepaid and other current assets in the Company’s condensed consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	As of
(In millions)	October 31, 2022	July 31, 2022
Cash and cash equivalents	$638	$771
Restricted cash	14	14
Total cash, cash equivalents and restricted cash	$652	$785

Recently issued accounting pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting. This ASU, and subsequent clarifications, provide practical expedients for contract modification accounting related to the transition away from the London Interbank Offered Rate (“LIBOR”) and other interbank offering rates to alternative reference rates. The expedients are applicable to contract modifications made and hedging relationships entered into on or before December 31, 2022. The amendments should be applied on a prospective basis. The Company has evaluated the impact of reference rate reform and does not expect a material impact to the Company’s consolidated financial statements.
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
Recent accounting pronouncements pending adoption that are not discussed above are either not applicable, or will not have, or are not expected to have, a material impact on our consolidated financial condition, results of operations, cash flows or related disclosures.
Note 2: Revenue and segment information
The Company reports its financial results of operations on a geographical basis in the following two reportable segments: United States and Canada. Each segment generally derives its revenues in the same manner. The Company uses adjusted operating profit as its measure of segment profit. Adjusted operating profit is defined as profit before tax, excluding central and other costs, restructuring costs, amortization of acquired intangible assets, net interest expense, as well as other items typically recorded in net other (expense) income such as (loss)/gain on disposal of businesses, pension plan changes/closure costs and amounts recorded in connection with the Company’s interests in investees. Certain income and expenses are not allocated to the Company’s segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts.
Segment details were as follows:

	Three months ended
	October 31,
(In millions)	2022	2021
Net sales:
United States	$7,532	$6,418
Canada	399	385
Total net sales	$7,931	$6,803
Adjusted operating profit:
United States	$845	$752
Canada	33	34

Central and other costs	(14)	(19)
Corporate restructurings(1)	—	(1)
Amortization of acquired intangible assets	(33)	(27)
Interest expense, net	(41)	(27)
Other (expense) income, net	2	(1)
Income before income taxes	$792	$711

(1)For the three months ended October 31, 2021, corporate restructuring costs related to the incremental costs of the Company’s listing in the United States.

Our products are delivered through a common network of distribution centers, branches, specialist sales associates, counter service, showroom consultants and e-commerce. The Company recognizes revenue when a sales arrangement with a customer exists, the transaction price is fixed or determinable and the Company has satisfied its performance obligation per the sales arrangement. The majority of the Company’s revenue originates from sales arrangements with a single performance obligation to deliver products, whereby the performance obligations are satisfied when control of the product is transferred to the customer which is the point the product is delivered to, or collected by, the customer.
The Company determined that disaggregating net sales by end market at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows may be impacted by economic factors. The disaggregated net sales by end market are as follows:

	Three months ended
	October 31,
(In millions)	2022	2021
United States:
Residential	$4,002	$3,477
Non-residential:
Commercial	2,419	2,053
Civil/Infrastructure	638	501
Industrial	473	387
Total Non-residential	3,530	2,941
Total United States	7,532	6,418
Canada	399	385
Total net sales	$7,931	$6,803
No sales to an individual customer accounted for more than 10% of net sales during any of the periods presented.
The Company is a value-added distributor of products from infrastructure, plumbing and appliances to HVAC, fire, fabrication and more. We offer a broad line of products, and items are regularly added to and removed from the Company's inventory. Accordingly, it would be impractical to provide sales information by product category due to the way our business is managed and the dynamic nature of the inventory offered.

Note 3: Earnings per share
Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of share awards as determined under the treasury stock method.
The following table shows the calculation of diluted shares:

	Three months ended
	October 31,
(In millions, except per share amounts)	2022	2021
Income from continuing operations	$595	$535
Income from discontinued operations (net of tax)	—	25
Net income	$595	$560

Weighted average number of shares outstanding:
Basic weighted-average shares	208.7	221.4
Effect of dilutive shares	1.1	1.3
Diluted weighted-average shares	209.8	222.7

Earnings per share - Basic:
Continuing operations	$2.85	$2.42
Discontinued operations	—	0.11
Total	$2.85	$2.53

Earnings per share - Diluted:
Continuing operations	$2.84	$2.40
Discontinued operations	—	0.11
Total	$2.84	$2.51

Excluded anti-dilutive shares	—	0.1
Note 4: Income tax
Ferguson manages its affairs so that it is centrally managed and controlled in the U.K. and therefore has its tax residency in the U.K. The provision for income taxes consists of provisions for the U.K. plus non-U.K. tax rate differentials with respect to other locations in which Ferguson’s operations are based. Accordingly, the consolidated income tax rate is a composite rate reflecting earnings in various locations and the applicable rates.
The Company’s tax provision for each period presented was calculated using an estimated annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates were 24.9% and 24.8% for the three months ended October 31, 2022 and 2021, respectively.
During the first quarter of fiscal 2023, there have been no material changes to the Company’s unrecognized tax benefits when compared to those items disclosed in the Company’s Annual Report.
As disclosed in our Annual Report, we consider foreign earnings of specific subsidiaries to be indefinitely reinvested. If at some future date, the Company ceases to be permanently reinvested in these foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference on these specific foreign subsidiaries. The potential impact in connection with these items has not materially changed since the end of fiscal 2022.

Note 5: Debt
The Company’s debt obligations consisted of the following:

	As of
(In millions)	October 31, 2022	July 31, 2022
Variable-rate debt:
Receivables Securitization Facility	$50	$455
Term Loan	500	—
Private Placement Notes:
3.43% due September 2022	—	250
3.30% due November 2023	55	55
3.44% due November 2024	150	150
3.73% due September 2025	400	400
3.51% due November 2026	150	150
3.83% due September 2027	150	150
Unsecured Senior Notes:
4.50% due October 2028	750	750
3.25% due June 2030	600	600
4.25% due April 2027	300	300
4.65% due April 2032	700	700
Subtotal	$3,805	$3,960
Less: current maturities of debt	—	(250)
Unamortized discounts and debt issuance costs	(25)	(24)
Interest rate swap - fair value adjustment	(21)	(7)
Total long-term debt	$3,759	$3,679
Private Placement Notes
During the first quarter of fiscal 2023, the 3.43% notes due in September 2022 were repaid at maturity.
Bilateral Loan
The Company maintains an unsecured $250 million 364-day revolving facility (the “Bilateral Loan Facility”). The Bilateral Loan Facility is governed by the Revolving Facility Agreement, dated March 25, 2022, among the Company, Ferguson UK Holdings Limited, a wholly-owned subsidiary of the Company (“Ferguson UK”), Sumitomo Mitsui Banking Corporation, London Branch, as lead arranger, the lenders party thereto and SMBC Bank International PLC, as agent for the lenders (the “Bilateral Loan Agreement”). The Bilateral Loan Facility will mature in March 2023. Prior to the first anniversary of the date of the Bilateral Loan Agreement, the Company may request that the termination date be extended for a further period of 364 days, subject to the terms and conditions set forth in the agreement. Borrowings are available to the Company and certain of its subsidiaries and bear interest at a rate of Term SOFR (as defined in the Bilateral Loan Agreement) plus a margin and variable credit adjustment spread depending on the interest period. The Bilateral Loan Agreement requires the Company to pay a quarterly commitment fee. All obligations under the Bilateral Loan Agreement are unconditionally guaranteed by the Company and Ferguson UK, to the extent each entity is not the borrower with respect to such obligation.
The Bilateral Loan Agreement contains affirmative and negative covenants that, among other things, restrict, subject to certain conditions, exceptions and thresholds, the ability of the Company and its subsidiaries to incur indebtedness, grant liens on present or future assets or revenues, sell assets or engage in mergers or consolidations. The Bilateral Loan Agreement also contains events of default, including, among others, cross-default and cross-acceleration provisions, in each case, subject to grace periods and thresholds.
As of October 31, 2022, no borrowings were outstanding under the Bilateral Loan Agreement.

Term Loan Agreement
The Credit Agreement, dated October 7, 2022, among the Company, Ferguson UK, the lenders party thereto and the agent of the lenders party thereto (the “Term Loan Agreement”) provides for term loans in an aggregate principal amount of $500 million, the proceeds of which may be used for general corporate purposes. The Term Loan Agreement will mature on October 7, 2025.
Term loans will bear interest at a rate of Term SOFR plus a credit spread adjustment of 10 basis points plus a margin ranging from 100 to 150 basis points, determined on the basis of the Company’s corporate credit ratings (or if public credit ratings are not published, senior unsecured debt ratings), which margin is currently 112.5 basis points per annum.
Ferguson UK may voluntarily prepay the term loans, in whole or in part, without premium or penalty, but subject to reimbursement of funding losses with respect to certain prepayments. Term loans that are prepaid may not be reborrowed.
The Term Loan Agreement contains representations and warranties and affirmative and negative covenants and events of default, including, but not limited to, restrictions on the incurrence of non-guarantor subsidiary indebtedness, additional liens, mergers and sales of assets and changes in nature of business, in each case, subject to certain conditions, exceptions and thresholds. The Term Loan Agreement also requires the Company to maintain on a consolidated basis, as of the last day of each fiscal quarter, a maximum net leverage ratio of 3.50 to 1.00, with a step-up to 4.00 to 1.00 with respect to each of the four fiscal quarters ending immediately after certain material acquisitions. The Company unconditionally and irrevocably guarantees the term loans.
Revolving Credit Facility
The Company maintains a revolving credit facility (the “Revolving Facility”) under the Amendment and Restatement Agreement dated, October 7, 2022, among the Company, Ferguson UK, the lenders and arrangers party thereto, and the agent of the lenders party thereto (as amended from time to time, the “Revolving Facility Agreement”). The Revolving Facility has aggregate total available credit commitments of $1.35 billion. Borrowings under the Revolving Facility bear interest at a per annum rate of Term SOFR (as defined in the Revolving Facility Agreement) plus a credit spread adjustment of 10 basis points plus a margin ranging from 20 to 75 basis points, determined on the basis of the Company’s corporate credit ratings (or if public credit ratings are not published, senior unsecured debt ratings).
The Company is required to pay a quarterly commitment fee and utilization fee in certain circumstances. All obligations under the Revolving Facility Agreement are unconditionally guaranteed by the Company and Ferguson UK, to the extent each entity is not the borrower with respect to such obligation.
The Revolving Facility Agreement contains affirmative and negative covenants that, among other things, restrict, subject to certain conditions, exceptions and thresholds, the ability of the Company and its subsidiaries to incur indebtedness, grant liens on present or future assets or revenues, sell assets or engage in mergers or consolidations. The Revolving Facility Agreement also contains events of default, including, among others, cross-default and cross-acceleration provisions, in each case, subject to grace periods and thresholds. The Revolving Facility terminates in March 2026.
As of October 31, 2022, no borrowings were outstanding under the Revolving Facility.
Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility (as amended from time to time, the “Receivables Facility”) governed by the Receivables Purchase Agreement dated July 31, 2013, as amended from time to time, including the Thirteenth Amendment to Receivables Purchase Agreement, dated October 7, 2022. As of October 31, 2022, the Receivables Facility consisted of accounts receivable funding for up to $1.1 billion, terminating on October 7, 2025. The Company has available to it an accordion feature whereby the facility may be increased up to $1.5 billion subject to lender participation. Additionally, the Company has available a swingline from one of the lenders for up to $100 million in same day funding. Interest is payable under the Receivables Facility at a rate of Term SOFR (as defined in the Receivables Facility) plus a credit spread adjustment of 10 basis points plus a margin. The Company does not factor its accounts receivable as the Receivables Facility is the Company’s only secured borrowing.
The Receivables Facility contains affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries party thereto from granting additional liens on the accounts receivable, selling certain assets or engaging in acquisitions, mergers or consolidations, or, in the case of the borrower, incurring other indebtedness.

The Receivables Facility also contains events of default and cross-default provisions, including requirements that our performance in relation to accounts receivable remains at set levels (specifically, among other things, relating to timely payments being received from debtors on the accounts receivable and to the amount of accounts receivable written off as bad debt) and that a required level of accounts receivable be generated and available to support the borrowings under the arrangements. As of October 31, 2022, $50 million in borrowings were outstanding under the Receivables Facility.
The Company pays customary fees regarding unused amounts to maintain the availability under the Receivables Facility.
The Company was in compliance with all debt covenants for all of these debt obligations and facilities as of October 31, 2022.
Note 6: Assets and liabilities at fair value
The Company has not changed its valuation techniques for measuring fair value of any financial assets or liabilities during the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term debt approximate their fair values due to the relatively short maturities of those instruments.
The Company’s derivatives (interest rate swaps) and investments in equity instruments are carried at fair value on the condensed consolidated balance sheets (Level 2 and Level 3 fair value inputs, respectively) and are not material. The notional amount of the Company’s outstanding fair value hedges as of October 31, 2022 and July 31, 2022 was $355 million.
Carrying amounts and the related estimated fair value (Level 2) of the Company’s long-term debt were as follows:

	October 31, 2022		July 31, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured Senior Notes	$2,328	$2,064	$2,328	$2,350
Private Placement Notes	902	850	1,153	1,142
Note 7: Commitments and contingencies
Legal matters
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
Note 8: Accumulated other comprehensive loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2021	($396)	($400)	($796)
Other comprehensive (loss) income before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive (loss) income	—	3	3
Balance at October 31, 2021	($396)	($397)	($793)

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2022	($420)	($410)	($830)
Other comprehensive (loss) before reclassifications	(36)	(3)	(39)
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive (loss)	(36)	(1)	(37)
Balance at October 31, 2022	($456)	($411)	($867)
Amounts reclassified from accumulated other comprehensive income related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	Three months ended
	October 31,
(In millions, net of tax)	2022	2021
Amortization of actuarial losses	$3	$3
Tax benefit	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	$2	$2
Note 9: Retirement benefit obligations
The Company maintains pension plans in the U.K. and Canada. The components of net periodic pension cost, which are included in other income (expense) in the condensed consolidated statements of earnings, were as follows:

	Three months ended
	October 31,
(In millions)	2022	2021
Interest cost	($12)	($10)
Expected return on plan assets	12	12
Amortization of net actuarial losses	(3)	(3)
Net periodic cost	($3)	($1)
The impact of exchange rate fluctuations is included on the amortization line above.

Note 10: Shareholders’ equity
The following table presents a summary of the Company’s share activity:

	Three months ended
	October 31,
	2022	2021
Ordinary shares:
Balance at beginning of period	232,171,182	232,171,182
Change in shares issued	—	—
Balance at end of period	232,171,182	232,171,182

Treasury shares:
Balance at beginning of period	(21,078,577)	(9,862,816)
Repurchases of ordinary shares	(2,991,097)	(764,474)
Treasury shares used to settle share-based compensation awards	—	69,397
Balance at end of period	(24,069,674)	(10,557,893)

Employee Benefit Trusts:
Balance at beginning of period	(846,491)	(833,189)
New shares purchased	—	(300,000)
Employee Benefit Trust shares used to settle share-based compensation awards	561,929	583,485
Balance at end of period	(284,562)	(549,704)
Total shares outstanding at end of period	207,816,946	221,063,585
Two Employee Benefit Trusts have been established in connection with the Company’s discretionary share option plans and long-term incentive plans. Dividends due on shares held by the Employee Benefit Trusts are waived in accordance with the provisions of the trust deeds. At October 31, 2022 and 2021, the shares held in trusts had a market values of $31 million and $83 million, respectively.
Share Repurchases
In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares. In March 2022 and September 2022, the Company announced an increase in its share repurchase program of $1.0 billion and $0.5 billion, respectively. As of October 31, 2022, the Company has completed $1.9 billion of the total announced $2.5 billion repurchase program. The Company is currently purchasing shares under an irrevocable and non-discretionary arrangement with $77 million in accrued repurchases remaining, which is recorded as a current liability in the condensed consolidated balance sheet.
Note 11: Share-based compensation
The Ferguson Group Ordinary Share Plan 2019 (the “OSP”) and the Ferguson Group Performance Ordinary Share Plan 2019 (the “POSP”) each provides for the grant of equity awards without limitation on the number of ordinary shares that can be awarded under the plan. The Ferguson Group Long-Term Incentive Plan 2019 (“LTIP”) contains guidelines that limit the maximum number of shares that can be granted under this plan.
Awards granted under the OSP vest over a period of time (“time vested”), typically three years. Dividends do not accrue during the vesting period. The fair value of the award is based on the closing share price on the date of grant.
Awards granted under the POSP vest at the end of a three-year performance cycle (“performance vested”). The number of ordinary shares granted upon vesting varies based upon the Company’s performance against an adjusted operating profit measure. Dividends do not accrue during the vesting period. The fair value of the award is based on the closing share price on the date of grant.

Awards granted under the LTIP vest at the end of a three-year performance period. For grants awarded prior to fiscal 2023, the number of ordinary shares to be granted upon vesting will vary based on Company measures of inflation-indexed earnings per share (“EPS”), cash flow and total shareholder return (“TSR”) compared to a peer company set. Based on the performance conditions of these awards granted prior to fiscal 2023, these LTIP grants are treated as liability-settled awards. As such, the fair value of these awards is initially determined at the date of grant, and is remeasured at each balance sheet date until the liability is settled. Dividends accrue during the vesting period. As of October 31, 2022 and July 31, 2022, the total liability recorded in connection with these grants was $11 million.
In the first quarter of fiscal 2023, the Company granted awards under the LTIP in which the ordinary shares to be granted upon vesting vary based on fixed measures of Company defined EPS and return on capital employed (“ROCE”), as well as TSR compared to a peer company set. Dividend equivalents accrue during the vesting period. Based on the performance conditions of these awards granted in the first quarter of fiscal 2023, these grants are treated as equity-settled awards (“LTIP, equity-settled”) with the fair value determined on the date of grant. Specifically, the fair value of such awards that vest based on achievement of the EPS and ROCE measures was equal to the closing share price on the date of grant. The fair value of the awards that vest based on TSR was determined using a Monte-Carlo simulation, which estimated the fair value based on the Company's share price activity relative to the peer comparative set over the expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the shares of the Company and that of the peer company set.
The following table summarizes the share-based incentive awards activity for the first quarter of fiscal 2023:

	Number of Shares	Weighted Average grant date fair value
Outstanding at July 31, 2022	1,576,554	$100.03
Time vested grants	116,463	100.06
Performance vested grants	272,288	100.06
LTIP, equity-settled grants	37,676	91.84
Share adjustments based on performance	204,182	99.19
Vested	(561,991)	74.22
Forfeited	(27,752)	113.69
Outstanding at October 31, 2022	1,617,420	$108.48
The following table relates to time vested, performance vested and long-term incentive awards:

	Three months ended
	October 31,
(In millions, except per share amounts)	2022	2021
Vesting date fair value	$60	$94
Weighted-average grant date fair value per share granted	$99.33	$134.88
The following table relates to all share-based compensation awards:

	Three months ended
	October 31,
(In millions)	2022	2021
Share-based compensation expense (within SG&A)	$13	$19
Income tax benefit	$3	$5
The total unrecognized share-based compensation expense at October 31, 2022 was $96 million and is expected to be recognized over a weighted-average period of 2.3 years.

Note 12: Related party transactions
For the first quarter of fiscal 2023 and fiscal 2022, the Company purchased $7 million and $6 million, respectively, of delivery, installation and related administrative services from companies that are, or are indirect wholly-owned subsidiaries of companies that are, controlled or significantly influenced by a Ferguson non-executive director. No material amounts are due to such companies. The services are purchased on an arm’s-length basis.
Note 13: Subsequent events
Subsequent to the end of the first quarter of fiscal 2023, the Company acquired Airefco, Inc., a regional HVAC distributor serving customers in the Pacific Northwest, Guarino Distributing Company, L.L.C., an HVAC distributor operating in Louisiana and Mississippi, and Power Process Equipment, an industrial supplies distributor in the upper Midwest for approximately $159 million in aggregate.
In September 2022, the Board of Directors approved, and the Company announced, a dividend of $1.91 per share (approximately $397 million in total) which was subject to shareholder approval at the Company’s 2022 Annual General Meeting, held on November 30, 2022. The dividend was approved by shareholders and will be paid on December 8, 2022. Given the requirement for shareholder approval, the Company did not accrue the dividend payment as of October 31, 2022.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding the Company’s operational and financial performance for the three months ended October 31, 2022 and 2021. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing in “Item 1. Financial Statements” of this Quarterly Report (the “Condensed Consolidated Financial Statements”) and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of our Annual Report.
The following discussion contains trend information and forward-looking statements. Actual results could differ materially from those discussed in these forward-looking statements, as well as from our historical performance, due to various factors, including, but not limited to, those referred to or discussed in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report.
Overview
Ferguson is a value-added distributor in North America providing expertise, solutions and products from infrastructure, plumbing and appliances to HVAC, fire, fabrication and more. Ferguson is headquartered in the U.K., with its operations and associates solely focused on North America and managed from Newport News, Virginia.
The following table presents highlights of our quarterly performance:

	Three months ended
	October 31,
(In millions, except per share amounts)	2022	2021
Net sales	$7,931	$6,803
Income from continuing operations	595	535

Earnings per share from continuing operations - Diluted	2.84	2.40

Net cash provided by (used in ) operating activities of continuing operations	501	(9)

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	864	767
Adjusted earnings per share - diluted	2.95	2.50

(1) The Company uses certain non-GAAP measures, which are not defined or specified under U.S. GAAP. See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
For the first quarter of fiscal 2023, net sales increased by 16.6%, primarily due to price inflation (approximately 15%), as well as acquisitions and the benefit of an extra sales day in both the U.S. and Canada compared to the first quarter of fiscal 2022.
For the first quarter of fiscal 2023, income from continuing operations increased 11.2% to $595 million compared to $535 million in the first quarter of fiscal 2022. Adjusted operating profit increased by 12.6% to $864 million compared to $767 million in the first quarter of fiscal 2022, reflecting gross profit generated from sales growth as well as disciplined operating cost control.
For the first quarter of fiscal 2023, diluted earnings per share from continuing operations was $2.84 (adjusted diluted earnings per share: $2.95) and increased 18.3% compared to the prior year period (18.0% on an adjusted basis) driven by growth in income from continuing operations, as well as the impact from share repurchases.
Net cash provided by operating activities from continuing operations increased to $501 million in the first quarter of fiscal 2023 compared to an outflow of $9 million in the first quarter of fiscal 2022, primarily reflecting improved working capital management, particularly inventory, compared to the first quarter of fiscal 2022 when the Company made strategic investments in working capital to better serve customers during times of significant supply chain disruption.

Results of Operations

	Three months ended
	October 31,
(In millions)	2022	2021
Net sales	$7,931	$6,803
Cost of sales	(5,510)	(4,676)
Gross profit	2,421	2,127
Selling, general and administrative expenses	(1,509)	(1,314)
Depreciation and amortization	(81)	(74)
Operating profit	831	739
Interest expense, net	(41)	(27)
Other income (expense), net	2	(1)
Income before income taxes	792	711
Provision for income taxes	(197)	(176)
Income from continuing operations	$595	$535
Net sales
Net sales were $7.9 billion in the first quarter of fiscal 2023, an increase of $1.1 billion, or 16.6%, compared to the same period in fiscal 2022. The increase in net sales was primarily driven by price inflation of approximately 15%, as well as a 2.7% increase in sales from prior year acquisitions and a 1.5% benefit of one additional sales day compared to the prior year period. These increases were partially offset by lower sales volume and, to a lesser extent, the impact of foreign currency exchange rates compared to the prior year period. The Company’s sales growth was primarily driven by its U.S. segment, growing 17.4% as both residential and non-residential end markets grew compared to the prior year period, and to a lesser extent within its Canadian segment which had sales growth of 3.6%.
Gross Profit
Gross profit was $2.4 billion in the first quarter of fiscal 2023, an increase of $0.3 billion, or 13.8%, compared to the same period in fiscal 2022, reflecting increased net sales. Gross profit as a percentage of sales was 30.5% and 31.3% in the first quarters of fiscal 2023 and fiscal 2022, respectively. The decrease of 0.8% primarily reflected the price realization benefit in the prior year period due to rapid commodity price inflation which exceeded the weighted average cost of inventory sold.
Selling, general and administrative expenses (“SG&A”)
SG&A expenses were $1.5 billion in the first quarter of fiscal 2023, an increase of $195 million, or 14.8%, compared to the same period in 2022. SG&A as a percentage of sales was 19.0% and 19.3% in the first quarters of fiscal 2023 and fiscal 2022, respectively, reflecting operating cost leverage of the Company’s labor base, partially offset by the incremental operating costs from prior year acquisitions.
Net interest expense
Net interest expense was $41 million in the first quarter of fiscal 2023, an increase of $14 million, or 51.9% compared to the same period in fiscal 2022. The increase was primarily due to a net increase in debt in connection with the Company’s $1.0 billion bond offering in the third quarter of fiscal 2022, as well as the new $500 million term loan which was entered into during the first quarter of fiscal 2023.
Income tax
Income tax expense was $197 million for the first quarter of fiscal 2023, an increase of $21 million, or 11.9%, compared to the same period in fiscal 2022. The increase in income tax expense was primarily driven by increases in pre-tax income in the first quarter of fiscal 2023. The Company’s effective tax rate attributable to continuing operations was 24.9% for the first quarter of fiscal 2023 compared to 24.8% for the same period in fiscal 2022.

Net income
Income from continuing operations for the first quarter of fiscal 2023 was $595 million, an increase of $60 million, or 11.2%, compared to the same period in fiscal 2022. This increase was primarily a result of net sales growth.
Segment results
United States

	Three months ended
	October 31,
(In millions)	2022	2021
Net sales	$7,532	$6,418
Adjusted operating profit	845	752
Net sales for the United States segment were $7.5 billion in the first quarter of fiscal 2023, an increase of $1.1 billion, or 17.4%, compared to the prior year period. The increase in net sales was primarily driven by price inflation of approximately 15%, as well as a 2.9% increase in sales from prior year acquisitions and a 1.5% benefit of one additional sales day compared to the prior year period. These increases were partially offset by lower volume. The Company’s sales within its residential markets, which comprise over half of the Company’s U.S. revenue, grew 15.1% driven by strong RMI growth activity and moderate growth in new construction in light of slowing housing starts and permit activity. Non-residential markets also grew 20.0%, with strength in each of civil/infrastructure, commercial and industrial end markets.
The following table illustrates net sales growth by end market:

	% of United States segment net sales First Quarter Fiscal 2023	United States segment net sales growth First Quarter Fiscal 2023
Residential	53%	15.1%
Non-residential	47	20.0
Total		17.4%
Adjusted operating profit for the United States segment was $845 million for the first quarter of fiscal 2023, an increase of $93 million, or 12.4%, compared to the prior year period. This increase was primarily due to net sales growth of 17.4%.
Canada

	Three months ended
	October 31,
(In millions)	2022	2021
Net sales	$399	$385
Adjusted operating profit	33	34
Net sales for the Canada segment were $399 million in the first quarter of fiscal 2023, an increase of $14 million, or 3.6%, compared to the same period in fiscal 2022. This increase in net sales was primarily due to sales price inflation of approximately 13% in the first quarter of fiscal 2023, as well as a 1.5% benefit of one additional sales day compared to the prior year period. These increases were partially offset by a 6.1% impact in foreign currency exchange rates, as well as lower sales volumes.
Adjusted operating profit for the Canada segment in the first quarter of fiscal 2023 decreased slightly compared to the same period in the prior year due to the impacts of foreign currency exchange rates.

Non-GAAP Reconciliations and Supplementary Information
The Company reports its financial results in accordance with U.S. GAAP. However, the Company believes certain non-GAAP financial measures provide users of the Company’s financial information with additional meaningful information to assist in understanding financial results and assessing the Company’s performance from period to period. These non-GAAP measures include adjusted operating profit, adjusted net income, adjusted earnings per share (“adjusted EPS”) - basic and adjusted EPS -diluted. Management believes these measures are important indicators of operations because they exclude items that may not be indicative of our core operating results and provide a better baseline for analyzing trends in our underlying businesses, and they are consistent with how business performance is planned, reported and assessed internally by management and the Company’s Board of Directors. Such non-GAAP adjustments include: amortization of acquired intangible assets, discrete tax items, business restructuring charges, corporate restructuring charges which includes costs associated with the Company’s listing in the United States, gains or losses on the disposals of businesses which by their nature do not reflect primary operations and certain other items deemed non-recurring in nature and/or that are not a result of the Company’s primary operations. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for results reported under U.S. GAAP. These non-GAAP financial measures reflect an additional way of viewing aspects of operations that, when viewed with U.S. GAAP results, provide a more complete understanding of the business. The Company strongly encourages investors and shareholders to review Company financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
Reconciliation of net income to adjusted operating profit
The following table reconciles net income (U.S. GAAP) to adjusted operating profit (non-GAAP):

	Three months ended
	October 31,
(In millions)	2022	2021
Net income	$595	$560
Income from discontinued operations (net of tax)	—	(25)
Provision for income taxes	197	176
Interest expense, net	41	27
Other (income) loss	(2)	1
Corporate restructurings(1)	—	1
Amortization of acquired intangibles	33	27
Adjusted operating profit	$864	$767
(1)For the three months ended October 31, 2021, corporate restructuring costs related to the incremental costs of the Company’s listing in the United States.

Reconciliation of net income to adjusted net income and adjusted EPS
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS – basic and adjusted EPS – diluted (non-GAAP):

	Three months ended
	October 31,
(In millions, except per share amounts)	2022	2021
Net income	$595	$560
Income from discontinued operations (net of tax)	—	(25)
Income from continuing operations	595	535
Corporate restructurings(1)	—	1
Amortization of acquired intangibles	33	27
Tax impact on non-GAAP adjustments(2)	(8)	(6)
Adjusted net income	$620	$557

Adjusted earnings per share:
Basic	$2.97	$2.52
Diluted	$2.95	$2.50
Weighted average number of shares outstanding:
Basic	208.7	221.4
Diluted	209.8	222.7
(1)For the three months ended October 31, 2021, corporate restructuring costs related to the incremental costs of the Company’s listing in the United States.
(2)Represents the tax impact of non-GAAP adjustments, primarily the tax impact on the amortization of acquired intangibles.
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
The Company’s material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include long-term debt and related interest payments, operating lease obligations, share repurchase commitments and other purchase obligations. The nature and composition of such cash requirements have not materially changed from those disclosed in the Annual Report other than items updated in this Quarterly Report.
In September 2022, the Board of Directors approved, and the Company announced, a dividend of $1.91 per share (approximately $397 million in total) which was subject to shareholder approval at the Company’s 2022 Annual General Meeting, held on November 30, 2022. The dividend was approved by shareholders and will be paid on December 8, 2022. Given the requirement for shareholder approval, the Company did not accrue the dividend payment as of October 31, 2022.
Cash flows
As of October 31, 2022 and 2021, the Company had cash and cash equivalents of $638 million and $771 million, respectively.
As of October 31, 2022, the Company’s total debt was $3.8 billion. In addition, the Company had $3.2 billion of available liquidity, comprising readily available cash to fund operations of $529 million, excluding cash of $109 million in Ferguson Insurance Limited, primarily used to collateralize letters of credit, and $2.7 billion of undrawn facilities. The Company anticipates that it will be able to meet its debt obligations as they become due.

Cash flows from operating activities

	Three months ended
	October 31,
(In millions)	2022	2021
Net cash provided by (used in) operating activities	$498	($9)
Net cash provided by operating activities was $498 million in the first quarter of fiscal 2023 compared to an outflow of $9 million in the first quarter of fiscal 2022. The $507 million increase was primarily driven by changes in working capital, as well as an increase in net income compared to the first quarter of fiscal 2022. The Company has reduced overall inventory levels from its fiscal 2022 year end as global supply chain disruption has started to normalize. The lower overall inventory levels have been offset with a decrease in accounts payable due to the timing of vendor payments.
Cash flows from investing activities

	Three months ended
	October 31,
(In millions)	2022	2021
Net cash used in investing activities	($104)	($80)
The Company has historically generated growth organically, as well as through selective acquisitions. During the first quarters of fiscal 2023 and fiscal 2022, the Company invested $5 million and $48 million, respectively, in new acquisitions.
Our strategy of investing in the development of the Company’s business models is supported by capital expenditure. Capital expenditure totaled $95 million and $54 million in the first quarter of fiscal 2023 and fiscal 2022, respectively. These investments were primarily for strategic projects to support future growth, such as new market distribution centers, our branch network and technology.
Cash flows from financing activities

	Three months ended
	October 31,
(In millions)	2022	2021
Net cash (used in) provided by financing activities	($519)	$926
Net cash used in financing activities was $519 million in the first quarter of fiscal 2023 compared to $926 million provided by financing activities in the first quarter of fiscal 2022. The decrease in cash related to financing activities in the first quarter of fiscal 2023 was primarily driven by the net repayments of the Receivables Facility of $405 million, the repayment of $250 million due to the maturity of certain Private Placement Notes (as defined below) and $226 million in increased share repurchases under the Company’s announced share repurchase program. These cash outflows were partially offset by the proceeds from the $500 million term loan. The cash provided by financing activities in the first quarter of fiscal 2022 primarily reflected bank overdrafts.
Reinvestment of unremitted earnings
As disclosed in our Annual Report, we consider foreign earnings of specific subsidiaries to be indefinitely reinvested. If at some future date, the Company ceases to be permanently reinvested in these foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference on these specific foreign subsidiaries. The potential impact in connection with these items has not materially changed since the end of fiscal 2022.

Debt facilities
The following section summarizes certain material provisions of our debt facilities and long-term debt obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing this indebtedness.

	As of
(In millions)	October 31, 2022	July 31, 2022
Total long-term debt	$3,759	$3,929
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc., a wholly-owned subsidiary of the Company, privately placed fixed rate notes in an aggregate principal amount of $800 million and $355 million, respectively (collectively, the “Private Placement Notes”). Interest on the Private Placement Notes is payable semi-annually. In September 2022, the Company repaid $250 million in maturing fixed rate notes.
Unsecured Senior Notes
Ferguson Finance plc, a wholly-owned subsidiary of the Company, has issued the following unsecured senior notes (collectively, the “Unsecured Senior Notes”):
•April 2022: $300 million of 4.25% notes due April 2027 and $700 million of 4.65% notes due April 2032. The combined net proceeds were $989 million;
•June 2020: $600 million of 3.25% notes due June 2030; and
•October 2018: $750 million of 4.50% notes due October 2028.
The Unsecured Senior Notes are fully and unconditionally guaranteed on a direct, unsubordinated and unsecured senior basis by the Company and generally carry the same terms and conditions with interest paid semi-annually. The Unsecured Senior Notes may be redeemed, in whole or in part, (i) at 100% of the principal amount on the notes being redeemed plus a “make-whole” prepayment premium at any time prior to three months before the maturity date (the “Notes Par Call Date”) or (ii) after the Notes Par Call Date at 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest on the principal being redeemed. The Unsecured Senior Notes include covenants, subject to certain exceptions, which include limitations on the granting of liens and on mergers and acquisitions.
Bilateral Loan
In September 2022, the Company voluntarily reduced the Bilateral Loan Facility from $500 million to $250 million, in accordance with the terms of the Bilateral Loan Agreement, which will mature in March 2023. As of October 31, 2022, no borrowings were outstanding under the Bilateral Loan Agreement.
Term Loan
In October 2022, the Company and Ferguson UK entered into, and Ferguson UK borrowed in full the $500 million of term loans available under, the Term Loan Agreement. The proceeds of the term loans may be used for general corporate purposes. The Term Loan Agreement will mature on October 7, 2025.
Revolving Credit Facility
In October 2022, the Company amended the terms of the Revolving Facility. The Revolving Facility was amended to, among other things: (a) increase the aggregate total available credit commitments under the Revolving Facility Agreement from $1.1 billion to $1.35 billion and (b) replace the London Interbank Offered Rate (“LIBOR”) as the benchmark rate applicable to U.S. dollar denominated loans with Term SOFR (as defined in the Revolving Facility Agreement) plus a credit spread adjustment of 10 basis points.
As of October 31, 2022, no borrowings were outstanding under the Revolving Facility.

Receivables Securitization Facility
In October 2022, the Company amended the Receivables Facility to, among other things: (a) extend the termination date from May 2024 until October 2025; (b) increase the aggregate total available amount under the Receivables Facility from $0.8 billion to $1.1 billion; (c) provide the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion from time to time, subject to lender participation; (d) add (within the total available amount) a swingline from one of the lenders for up to $100 million in same day funding and (e) replace LIBOR as the benchmark rate with Term SOFR (as defined in the Receivables Facility) plus a credit spread adjustment of 10 basis points.
As of October 31, 2022, $50 million in borrowings were outstanding under the Receivables Facility.
The Company was in compliance with all debt covenants for all of these debt obligations and facilities as of October 31, 2022.
See note 5 to the Condensed Consolidated Financial Statements for further details regarding the Company’s debt, as well as notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report.
There have been no significant changes to the Company’s policies on accounting for, valuing and managing the risk of financial instruments during the first quarter of fiscal 2023.
Critical accounting policies and estimates
There have been no material changes to our critical accounting policies as disclosed in the Annual Report.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of October 31, 2022. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A.Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity shares
The following table presents the number and average price of shares purchased in each month of the first quarter of fiscal 2023:

(In millions, except share count and per share amount)	(a) Total Number of Shares Purchased	(b) Average Prices Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(1)	(d) Maximum Value of Shares that May Yet To Be Purchased Under the Program(1)
August 1 - August 31, 2022	1,044,039	$125.29	1,044,039	$817
September 1 - September 30, 2022	1,450,883	119.27	1,450,883	644
October 1 - October 31, 2022	496,175	115.74	496,175	586
	2,991,097		2,991,097

(1) In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares. In March 2022 and September 2022, the Company announced an increase in its share repurchase program of $1.0 billion and $0.5 billion, respectively. As of October 31, 2022, the Company has completed $1.9 billion of the total announced $2.5 billion repurchase program. The Company is currently purchasing shares under an irrevocable and non-discretionary arrangement with $77 million in accrued repurchases remaining, which is recorded as a current liability in the condensed consolidated balance sheet.

Item 5.Other Information
As previously disclosed, on November 30, 2022, shareholders of the Company voted to adopt new Articles of Association of the Company (the “New Articles”). The New Articles provide, among other things, that following the date that the Company ceases to be a “foreign private issuer” (“FPI”) (as defined under the rules of the SEC), shareholders of the Company must comply with specified advance notice provisions set forth under Article 72 of the New Articles, including, without limitation, procedures to be followed and information, form, delivery, meeting attendance and other requirements, in order to propose any business for consideration at a general meeting, including any nominees for election to Company’s Board of Directors (the “Board”). In the case of annual general meetings, to be timely, a shareholder’s notice must be delivered to the Company’s secretary at the principal executive offices of the Company not later than the close of business on the 120th day, nor earlier than the close of business on the 150th day prior to the first anniversary of the date of the preceding year’s annual general meeting; provided that if the date of the annual general meeting is more than 30 days before or more than 70 days after such anniversary date, or if no annual general meeting was held in the preceding year, such shareholder’s notice must be delivered not earlier than the close of business on the 150th day prior to the annual general meeting and not later than the close of business on the later of the 120th day prior to such annual general meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Company.
The New Articles also change the procedures for requisitioning a general meeting other than an annual general meeting following the date that the Company ceases to be an FPI. Pursuant to the New Articles, only the Board or shareholders holding, at the date of the delivery of the required notice, not less than one-tenth of the total voting rights of the shareholders who have the right to vote at the general meeting (or such other voting rights threshold as may be prescribed by the Companies (Jersey) Law 1991 from time to time hereafter) shall have the right to requisition a general meeting. Shareholders who submit a requisition notice in compliance with the procedures set forth in the New Articles can submit nominations of persons for election to the Board and propose any other business at the requisitioned meeting.
The foregoing is only a summary of certain changes made by the New Articles and is qualified in its entirety by reference to the complete text of the New Articles, included as Exhibit 3.1 hereto and incorporated herein by reference.

Item 6.Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

(a)	Exhibits

Exhibit	Description
3.1	Memorandum and Articles of Association of Ferguson plc (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 1, 2022).
10.1
Amendment and Restatement Agreement, dated October 7, 2022, by and among Ferguson plc, Ferguson UK Holdings Limited, each of the lenders party thereto, and ING Bank N.V., London Branch, as agent of the lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 13, 2022).

10.2
Credit Agreement, dated October 7, 2022, by and among Ferguson plc, Ferguson UK Holdings Limited, each of the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 13, 2022).

10.3†
Thirteenth Amendment to Receivables Purchase Agreement, dated October 7, 2022, by and among, Ferguson plc, Ferguson Receivables, LLC, as the Seller, Ferguson Enterprises, LLC, as Servicer and an Originator, Energy & Process Corporation, HP Products Corporation, DBS Holdings, Inc. and Ferguson Fire & Fabrication, Inc., as Originators, the conduit purchasers from time to time party thereto, the committed purchasers from time to time party thereto, the letter of credit banks from time to time party thereto and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 13, 2022).

10.4	Ferguson Non-Employee Director Incentive Plan 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 1, 2022).
10.5
Form of Restricted Stock Unit Award Agreement Pursuant to the Ferguson Non-Employee Director Incentive Plan 2022 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 1, 2022).

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
† Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
December 8, 2022

Ferguson plc
/s/ William Brundage
Name:	William Brundage
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)