Form 10-Q
period 2023-01-31
Ferguson plc
filed 2023-03-08
CIK 1832433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of February 28, 2023, the number of outstanding ordinary shares was 206,100,063.

EXPLANATORY NOTE
Ferguson plc (the “Company”), a corporation organized under the laws of Jersey, Channel Islands, qualifies as a foreign private issuer in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company voluntarily has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States Securities and Exchange Commission instead of filing on the reporting forms available to foreign private issuers. As of January 31, 2023, the Company has determined it will no longer qualify as a foreign private issuer, effective as of August 1, 2023, and will be considered a U.S. domestic issuer.

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
Forward-looking statements can be identified by the use of forward-looking terminology, including terms such as “believes,” “estimates,” “anticipates,” “potential,” “expects,” “forecasts,” “intends,” “continues,” “plans,” “projects,” “goal,” “target,” “aim,” “may,” “will,” “would,” “could” or “should” or, in each case, their negative or other variations or comparable terminology and other similar references to future periods. Forward-looking statements speak only as of the date on which they are made. They are not assurances of future performance and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
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
•adverse impacts caused by the COVID‐19 pandemic (or related variants); and
•other risks and uncertainties set forth under the heading “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on September 27, 2022 (the “Annual Report”) and in other filings we make with the SEC in the future.
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

Part I - FINANCIAL INFORMATION
Item 1.Financial Statements
Ferguson plc
Condensed Consolidated Statements of Earnings
(unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
(In millions, except per share amounts)	2023	2022	2023	2022
Net sales	$6,825	$6,508	$14,756	$13,311
Cost of sales	(4,763)	(4,519)	(10,273)	(9,195)
Gross profit	2,062	1,989	4,483	4,116
Selling, general and administrative expenses	(1,432)	(1,362)	(2,941)	(2,676)
Depreciation and amortization	(81)	(72)	(162)	(146)
Operating profit	549	555	1,380	1,294
Interest expense, net	(47)	(22)	(88)	(49)
Other expense, net	(7)	(1)	(5)	(2)
Income before income taxes	495	532	1,287	1,243
Provision for income taxes	(121)	(96)	(318)	(272)
Income from continuing operations	374	436	969	971
Income from discontinued operations (net of tax)	—	—	—	25
Net income	$374	$436	$969	$996

Earnings per share - Basic:
Continuing operations	$1.81	$1.98	$4.66	$4.40
Discontinued operations	—	—	—	0.11
Total	$1.81	$1.98	$4.66	$4.51

Earnings per share - Diluted:
Continuing operations	$1.80	$1.97	$4.64	$4.38
Discontinued operations	—	—	—	0.11
Total	$1.80	$1.97	$4.64	$4.49

Weighted average number of shares outstanding:
Basic	207.1	220.0	207.9	220.7
Diluted	207.8	221.2	208.8	222.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2023	2022	2023	2022
Net income	$374	$436	$969	$996
Other comprehensive income (loss):
Foreign currency translation adjustments	18	(14)	(18)	(14)
Pension income (loss), net of tax expense of ($3), ($10), ($1), and ($10) respectively.	8	(21)	7	(18)
Total other comprehensive income (loss), net of tax	26	(35)	(11)	(32)
Comprehensive income	$400	$401	$958	$964
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(In millions, except share amounts)	January 31, 2023	July 31, 2022
Assets
Cash and cash equivalents	$597	$771
Accounts receivable, less allowances of $47 and $27, respectively	3,166	3,610
Inventories	4,173	4,333
Prepaid and other current assets	813	834
Assets held for sale	19	3
Total current assets	8,768	9,551
Property, plant and equipment, net	1,482	1,376
Operating lease right-of-use assets	1,294	1,200
Deferred income taxes, net	214	177
Goodwill	2,094	2,048
Other intangible assets, net	799	782
Other non-current assets	565	527
Total assets	$15,216	$15,661

Liabilities and shareholders’ equity
Accounts payable	$3,155	$3,607
Short-term debt	55	250
Current portion of operating lease liabilities	336	321
Dividend payable	156	—
Share repurchase liability	139	324
Other current liabilities	1,073	1,297
Total current liabilities	4,914	5,799
Long-term debt	3,936	3,679
Long-term portion of operating lease liabilities	961	878
Other long-term liabilities	680	640
Total liabilities	10,491	10,996

Shareholders’ equity:
Ordinary shares, par value 10 pence: 500,000,000 shares authorized, 232,171,182 shares issued	30	30
Paid-in capital	789	760
Retained earnings	7,945	7,594
Treasury shares, 25,619,935 and 21,078,577 shares, respectively at cost	(3,151)	(2,782)
Employee Benefit Trusts, 283,604 and 846,491 shares, respectively at cost	(47)	(107)
Accumulated other comprehensive loss	(841)	(830)
Total shareholders' equity	4,725	4,665
Total liabilities and shareholders' equity	$15,216	$15,661
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)

	Three Months Ended January 31, 2023
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Equity
Balance at October 31, 2022	$30	$773	$8,129	($2,897)	($47)	($867)	$5,121
Share-based compensation	—	16	—	—	—	—	16
Net income	—	—	374	—	—	—	374
Cash dividends declared ($2.66)	—	—	(552)	—	—	—	(552)
Other comprehensive income	—	—	—	—	—	26	26
Share repurchases	—	—	—	(260)	—	—	(260)
Shares issued under employee share plans	—	—	(6)	6	—	—	—
Balance at January 31, 2023	$30	$789	$7,945	($3,151)	($47)	($841)	$4,725

	Six months ended January 31, 2023
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 31, 2022	$30	$760	$7,594	($2,782)	($107)	($830)	$4,665
Share-based compensation	—	29	—	—	—	—	29
Net income	—	—	969	—	—	—	969
Cash dividends declared ($2.66)	—	—	(552)	—	—	—	(552)
Other comprehensive loss	—	—	—	—	—	(11)	(11)
Share repurchases	—	—	—	(375)	—	—	(375)
Shares issued under employee share plans	—	—	(66)	6	60	—	—
Balance at January 31, 2023	$30	$789	$7,945	($3,151)	($47)	($841)	$4,725

	Three Months Ended January 31, 2022
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Equity
Balance at October 31, 2021	$30	$728	$6,564	($1,314)	($58)	($793)	$5,157
Share-based compensation	—	9	—	—	—	—	9
Net income	—	—	436	—	—	—	436
Other comprehensive loss	—	—	—	—	—	(35)	(35)
Cash dividends declared ($1.665)	—	—	(368)	—	—	—	(368)
Share repurchases	—	—	—	(322)	(49)	—	(371)
Shares issued under employee share plans	—	—	—	—	—	—	—
Other	—	—	17	—	—	—	17
Balance at January 31, 2022	$30	$737	$6,649	($1,636)	($107)	($828)	$4,845

	Six months ended January 31, 2022
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 31, 2021	$30	$704	$6,054	$(931)	($58)	($796)	$5,003
Share-based compensation	—	33	—	—	—	—	33
Net income	—	—	996	—	—	—	996
Other comprehensive loss	—	—	—	—	—	(32)	(32)
Cash dividends declared ($1.665)	—	—	(368)	—	—	—	(368)
Share repurchases	—	—	—	(712)	(92)	—	(804)
Shares issued under employee share plans	—	—	(50)	7	43	—	—
Other	—	—	17	—	—	—	17
Balance at January 31, 2022	$30	$737	$6,649	($1,636)	($107)	($828)	$4,845

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In millions)	Six months ended
	January 31,
	2023	2022
Cash flows from operating activities:
Net income	$969	$996
(Income) from discontinued operations	—	(25)
Income from continuing operations	969	971
Depreciation and amortization	162	146
Share-based compensation	27	30
Net loss on disposal of assets and impairment	—	15
Decrease (increase) in inventories	237	(463)
Decrease (increase) in receivables and other assets	512	(117)
Decrease in accounts payable and other liabilities	(634)	(261)
Change in deferred taxes and income tax payable	(101)	(98)
Other operating activities	3	6
Net cash provided by operating activities of continuing operations	1,175	229
Net cash used in operating activities of discontinued operations	(4)	—
Net cash provided by operating activities	1,171	229

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(179)	(245)
Capital expenditures	(242)	(122)
Other investing activities	(4)	(5)
Net cash used in investing activities of continuing operations	(425)	(372)
Net cash provided by investing activities of discontinued operations	—	25
Net cash used in investing activities	(425)	(347)

Cash flows from financing activities:
Purchase of own shares by Employee Benefit Trusts	—	(92)
Purchase of treasury shares	(564)	(417)
Repayments of debt	(1,880)	—
Proceeds from debt	1,950	500
Change in bank overdrafts	4	10
Cash dividends	(403)	(364)
Other financing activities	(13)	(9)
Net cash used in financing activities	(906)	(372)
Change in cash, cash equivalents and restricted cash	(160)	(490)
Effects of exchange rate changes	19	(10)
Cash, cash equivalents and restricted cash, beginning of period	785	1,342
Cash, cash equivalents and restricted cash, end of period	$644	$842

Supplemental Disclosures:
Cash paid for income taxes	$419	$370
Cash paid for interest	83	47
Accrued capital expenditures	7	9
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
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report. The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.
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

	As of
(In millions)	January 31, 2023	July 31, 2022
Cash and cash equivalents	$597	$771
Restricted cash	47	14
Total cash, cash equivalents and restricted cash	$644	$785

Recently issued accounting pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting. This ASU, and subsequent clarifications, provide practical expedients for contract modification accounting related to the transition away from the London Interbank Offered Rate (“LIBOR”) and other interbank offering rates to alternative reference rates. The expedients are applicable to contract modifications made and hedging relationships entered into on or before December 31, 2022. The amendments should be applied on a prospective basis. The Company has evaluated the impact of reference rate reform and concluded the impact is not material to the Company’s consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments address how to determine whether a contract liability is recognized by the acquirer in a business combination and provides specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in an interim period. The Company does not expect a material impact to the Company’s consolidated financial statements.
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
Segment details were as follows:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2023	2022	2023	2022
Net sales:
United States	$6,504	$6,172	$14,036	$12,590
Canada	321	336	720	721
Total net sales	$6,825	$6,508	$14,756	$13,311
Adjusted operating profit:
United States	$579	$576	$1,424	$1,328
Canada	14	23	47	57

Central and other costs	(11)	(11)	(25)	(30)
Corporate restructurings(1)	—	(6)	—	(7)
Amortization of acquired intangible assets	(33)	(27)	(66)	(54)
Interest expense, net	(47)	(22)	(88)	(49)
Other (expense) income, net	(7)	(1)	(5)	(2)
Income before income taxes	$495	$532	$1,287	$1,243

(1)For the three and six months ended January 31, 2022, corporate restructuring costs related to the incremental costs of the Company’s listing in the United States.

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
The Company determined that disaggregating net sales by end market at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows may be impacted by economic factors. The disaggregated net sales by end market are as follows:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2023	2022	2023	2022
United States:
Residential	$3,420	$3,386	$7,422	$6,863
Non-residential:
Commercial	2,114	1,939	4,533	3,992
Civil/Infrastructure	508	473	1,146	974
Industrial	462	374	935	761
Total Non-residential	3,084	2,786	6,614	5,727
Total United States	6,504	6,172	14,036	12,590
Canada	321	336	720	721
Total net sales	$6,825	$6,508	$14,756	$13,311
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

Note 3: Earnings per share
Basic earnings per share is calculated using our weighted-average outstanding ordinary shares. Diluted earnings per share is calculated using our weighted-average outstanding ordinary shares including the dilutive effect of share awards as determined under the treasury stock method.
The following table shows the calculation of diluted shares:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions, except per share amounts)	2023	2022	2023	2022
Income from continuing operations	$374	$436	$969	$971
Income from discontinued operations (net of tax)	—	—	—	25
Net income	$374	$436	$969	$996

Weighted average number of shares outstanding:
Basic weighted-average shares	207.1	220.0	207.9	220.7
Effect of dilutive shares	0.7	1.2	0.9	1.3
Diluted weighted-average shares	207.8	221.2	208.8	222.0

Earnings per share - Basic:
Continuing operations	$1.81	$1.98	$4.66	$4.40
Discontinued operations	—	—	—	0.11
Total	$1.81	$1.98	$4.66	$4.51

Earnings per share - Diluted:
Continuing operations	$1.80	$1.97	$4.64	$4.38
Discontinued operations	—	—	—	0.11
Total	$1.80	$1.97	$4.64	$4.49

Excluded anti-dilutive shares	0.1	—	0.1	0.1

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
The Company’s tax provision for each period presented was calculated using an estimated annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods were as follows:

	Three months ended		Six months ended
	January 31,		January 31,
	2023	2022	2023	2022
Effective tax rate, continuing operations	24.4%	18.0%	24.7%	21.9%
During the year-to-date period of fiscal 2023, there have been no material changes to the Company’s unrecognized tax benefits when compared to those items disclosed in the Company’s Annual Report.
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

Note 5: Debt
The Company’s debt obligations consisted of the following:

	As of
(In millions)	January 31, 2023	July 31, 2022
Variable-rate debt:
Receivables Securitization Facility	$275	$455
Term Loan	500	—
Private Placement Notes:
3.43% due September 2022	—	250
3.30% due November 2023	55	55
3.44% due November 2024	150	150
3.73% due September 2025	400	400
3.51% due November 2026	150	150
3.83% due September 2027	150	150
Unsecured Senior Notes:
4.50% due October 2028	750	750
3.25% due June 2030	600	600
4.25% due April 2027	300	300
4.65% due April 2032	700	700
Subtotal	$4,030	$3,960
Less: current maturities of debt	(55)	(250)
Unamortized discounts and debt issuance costs	(24)	(24)
Interest rate swap - fair value adjustment	(15)	(7)
Total long-term debt	$3,936	$3,679
Private Placement Notes
During the first quarter of fiscal 2023, the 3.43% notes due in September 2022 were repaid at maturity.
Bilateral Loan
The Company previously maintained an unsecured $250 million 364-day revolving facility (the “Bilateral Loan Facility”) governed by the Revolving Facility Agreement, dated March 25, 2022, among the Company, Ferguson UK Holdings Limited, a wholly-owned subsidiary of the Company (“Ferguson UK”), Sumitomo Mitsui Banking Corporation, London Branch, as lead arranger, the lenders party thereto and SMBC Bank International PLC, as agent for the lenders (the “Bilateral Loan Agreement”).
Effective December 29, 2022, the Company voluntarily cancelled the Bilateral Loan Facility in accordance with the terms of the Bilateral Loan Agreement. At the time of cancellation, no amounts were outstanding under the Bilateral Loan Agreement.
Term Loan Agreement
The Credit Agreement, dated October 7, 2022, among the Company, Ferguson UK, the lenders party thereto and the agent of the lenders party thereto (the “Term Loan Agreement”) provides for term loans in an aggregate principal amount of $500 million, the proceeds of which may be used for general corporate purposes. The Term Loan Agreement will mature on October 7, 2025.
Term loans will bear interest at a rate per annum of the Term SOFR Rate, as defined in the Term Loan Agreement, plus a credit spread adjustment of 10 basis points plus a margin ranging from 100 to 150 basis points, determined on the basis of the Company’s corporate credit ratings (or if public credit ratings are not published, senior unsecured debt ratings).
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
Revolving Credit Facility
The Company maintains a revolving credit facility (the “Revolving Facility”) under the Amendment and Restatement Agreement, dated October 7, 2022, among the Company, Ferguson UK, the lenders and arrangers party thereto, and the agent of the lenders party thereto (as amended from time to time, the “Revolving Facility Agreement”). The Revolving Facility has aggregate total available credit commitments of $1.35 billion. Borrowings under the Revolving Facility bear interest at a per annum rate of Term SOFR (as defined in the Revolving Facility Agreement) plus a credit spread adjustment of 10 basis points plus a margin ranging from 20 to 75 basis points, determined on the basis of the Company’s corporate credit ratings (or if public credit ratings are not published, senior unsecured debt ratings).
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
As of January 31, 2023, no borrowings were outstanding under the Revolving Facility.
Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility (as amended from time to time, the “Receivables Facility”) governed by the Receivables Purchase Agreement dated July 31, 2013, as amended from time to time. As of October 31, 2022, the Receivables Facility consisted of accounts receivable funding for up to $1.1 billion, including a swingline for up to $100 million in same day funding, terminating on October 7, 2025. The Company has available to it an accordion feature whereby the facility may be increased up to $1.5 billion subject to lender participation. Interest is payable under the Receivables Facility at a rate of Term SOFR (as defined in the Receivables Facility) plus a credit spread adjustment of 10 basis points plus a margin. The Company does not factor its accounts receivable as the Receivables Facility is the Company’s only secured borrowing.
The Receivables Facility contains affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries party thereto from granting additional liens on the accounts receivable, selling certain assets or engaging in acquisitions, mergers or consolidations, or, in the case of the borrower, incurring other indebtedness.
The Receivables Facility also contains events of default and cross-default provisions, including requirements that our performance in relation to accounts receivable remains at set levels (specifically, among other things, relating to timely payments being received from debtors on the accounts receivable and to the amount of accounts receivable written off as bad debt) and that a required level of accounts receivable be generated and available to support the borrowings under the arrangements. As of January 31, 2023, $275 million in borrowings were outstanding under the Receivables Facility.
The Company pays customary fees regarding unused amounts to maintain the availability under the Receivables Facility.
The Company was in compliance with all debt covenants for all of these debt obligations and facilities that were in effect as of January 31, 2023.

Note 6: Assets and liabilities at fair value
The Company has not changed its valuation techniques for measuring fair value of any financial assets or liabilities during the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other debt instruments, such as the receivables securitization facility and term loans, approximate the fair values of those instruments.
The Company’s derivatives (interest rate swaps which are considered fair value hedges) and investments in equity instruments are carried at fair value on the condensed consolidated balance sheets (Level 2 and Level 3 fair value inputs, respectively) and are not material. The notional amount of the Company’s outstanding fair value hedges as of January 31, 2023 and July 31, 2022 was $355 million.
Carrying amounts and the related estimated fair value (Level 2) of the Company’s long-term debt were as follows:

	January 31, 2023		July 31, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured Senior Notes	$2,329	$2,213	$2,328	$2,350
Private Placement Notes	903	872	1,153	1,142
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
Note 8: Accumulated other comprehensive loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2022	($420)	($410)	($830)
Other comprehensive (loss) before reclassifications	(36)	(3)	(39)
Amounts reclassified from accumulated other comprehensive (loss) income	—	2	2
Other comprehensive (loss)	(36)	(1)	(37)
Balance at October 31, 2022	(456)	(411)	(867)
Other comprehensive (loss) income before reclassifications	18	6	24
Amounts reclassified from accumulated other comprehensive (loss) income	—	2	2
Other comprehensive (loss) income	18	8	26
Balance at January 31, 2023	($438)	($403)	($841)

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2021	($396)	($400)	($796)
Other comprehensive (loss) income before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive (loss) income	—	3	3
Balance at October 31, 2021	(396)	(397)	(793)
Other comprehensive (loss) before reclassifications	(14)	(23)	(37)
Amounts reclassified from accumulated other comprehensive (loss) income	—	2	2
Other comprehensive (loss)	(14)	(21)	(35)
Balance at January 31, 2022	($410)	($418)	($828)
Amounts reclassified from accumulated other comprehensive income related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions, net of tax)	2023	2022	2023	2022
Amortization of actuarial losses	$3	$2	$6	$5
Tax benefit	(1)	—	(2)	(1)
Amounts reclassified from accumulated other comprehensive loss	$2	$2	$4	$4
Note 9: Retirement benefit obligations
The Company maintains pension plans in the U.K. and Canada. The components of net periodic pension cost, which are included in other income (expense) in the condensed consolidated statements of earnings, were as follows:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2023	2022	2023	2022
Interest cost	($13)	($10)	($25)	($20)
Expected return on plan assets	12	11	24	23
Amortization of net actuarial losses	(3)	(2)	(6)	(5)
Net periodic cost	($4)	($1)	($7)	($2)
The impact of exchange rate fluctuations is included on the amortization line above.

Note 10: Shareholders’ equity
The following table presents a summary of the Company’s share activity:

	Three months ended		Six months ended
	January 31,		January 31,
	2023	2022	2023	2022
Ordinary shares:
Balance at beginning of period	232,171,182	232,171,182	232,171,182	232,171,182
Change in shares issued	—	—	—	—
Balance at end of period	232,171,182	232,171,182	232,171,182	232,171,182

Treasury shares:
Balance at beginning of period	(24,069,674)	(10,557,893)	(21,078,577)	(9,862,816)
Repurchases of ordinary shares	(1,601,423)	(1,960,893)	(4,592,520)	(2,725,367)
Treasury shares used to settle share-based compensation awards	51,162	971	51,162	70,368
Balance at end of period	(25,619,935)	(12,517,815)	(25,619,935)	(12,517,815)

Employee Benefit Trusts:
Balance at beginning of period	(284,562)	(549,704)	(846,491)	(833,189)
New shares purchased	—	(300,000)	—	(600,000)
Employee Benefit Trust shares used to settle share-based compensation awards	958	222	562,887	583,707
Balance at end of period	(283,604)	(849,482)	(283,604)	(849,482)
Total shares outstanding at end of period	206,267,643	218,803,885	206,267,643	218,803,885
Two Employee Benefit Trusts have been established in connection with the Company’s discretionary share option plans and long-term incentive plans. Dividends due on shares held by the Employee Benefit Trusts are waived in accordance with the provisions of the trust deeds. At January 31, 2023 and July 31, 2022, the shares held in trusts had a market values of $40 million and $107 million, respectively.
Share Repurchases
In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares. In March 2022 and September 2022, the Company announced an increase in its share repurchase program of $1.0 billion and $0.5 billion, respectively. As of January 31, 2023, the Company has completed $2.1 billion of the total announced $2.5 billion repurchase program. The Company is currently purchasing shares under an irrevocable and non-discretionary arrangement with $139 million in accrued repurchases remaining, which is recorded as a current liability in the condensed consolidated balance sheet.
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
Awards granted under the POSP vest at the end of a three-year performance cycle (“performance vested”). The number of ordinary shares issued upon vesting varies based upon the Company’s performance against an adjusted operating profit measure. Dividends do not accrue during the vesting period. The fair value of the award is based on the closing share price on the date of grant.

Awards granted under the LTIP vest at the end of a three-year performance period. For grants awarded prior to fiscal 2023, the number of ordinary shares to be issued upon vesting will vary based on Company measures of inflation-indexed earnings per share (“EPS”), cash flow and total shareholder return (“TSR”) compared to a peer company set. Based on the performance conditions of these awards granted prior to fiscal 2023, these LTIP grants are treated as liability-settled awards. As such, the fair value of these awards is initially determined at the date of grant, and is remeasured at each balance sheet date until the liability is settled. Dividends accrue during the vesting period. As of January 31, 2023 and July 31, 2022, the total liability recorded in connection with these grants was $9 million and $11 million, respectively.
In the first quarter of fiscal 2023, the Company granted awards under the LTIP in which the ordinary shares to be issued upon vesting vary based on fixed measures of Company defined EPS and return on capital employed (“ROCE”), as well as TSR compared to a peer company set. Dividend equivalents accrue during the vesting period. Based on the performance conditions of these awards granted in the first quarter of fiscal 2023, these grants are treated as equity-settled awards (“LTIP, equity-settled”) with the fair value determined on the date of grant. Specifically, the fair value of such awards that vest based on achievement of the EPS and ROCE measures was equal to the closing share price on the date of grant. The fair value of the awards that vest based on TSR was determined using a Monte-Carlo simulation, which estimated the fair value based on the Company's share price activity relative to the peer comparative set over the expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the shares of the Company and that of the peer company set.
The following table summarizes the share-based incentive awards activity for the six months ended January 31, 2023:

	Number of Shares	Weighted Average grant date fair value
Outstanding at July 31, 2022	1,576,554	$100.03
Time vested grants	118,462	100.06
Performance vested grants	276,954	100.06
LTIP, equity-settled grants	37,676	91.84
Share adjustments based on performance	(20,766)	109.25
Vested	(611,636)	75.29
Forfeited	(41,649)	112.59
Outstanding at January 31, 2023	1,335,595	$110.60
The following table relates to time vested, performance vested and long-term incentive awards activity:

Six months ended
January 31,
(In millions, except per share amounts)	2023
Fair value of awards vested	$66
Weighted-average grant date fair value per share granted	99.34
The following table relates to all share-based compensation awards:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2023	2022	2023	2022
Share-based compensation expense (within SG&A)	$15	$14	$27	$32
Income tax benefit	4	3	7	8
The total unrecognized share-based compensation expense at January 31, 2023 was $67 million and is expected to be recognized over a weighted-average period of 1.9 years.

Note 12: Acquisitions
The Company acquired the following businesses during the six months ended January 31, 2023. Each of the acquired businesses are engaged in the distribution of plumbing and heating products and was acquired to support growth, primarily in the United States. All transactions have been accounted for by the acquisition method of accounting.

Name	Date of acquisition	Location	Equity/asset deal	Acquired %
Monark Premium Appliance	August 2022	USA	Asset	100%
Guarino Distributing Company, L.L.C.	November 2022	USA	Asset	100%
Airefco, Inc.	December 2022	USA	Asset	100%
Power Process Equipment, Inc.	December 2022	USA	Asset	100%
Pipelines, Inc.	January 2023	USA	Asset	100%
The following table summarizes the preliminary purchase price allocation for the assets acquired and liabilities assumed in regards to the Company's acquisitions:

(In millions)
Intangible assets:
Trade names and brands	$4
Customer relationships	62
Other	1
Right of use assets	17
Property, plant and equipment	4
Inventories	88
Trade and other receivables	32
Lease liabilities	(17)
Trade and other payables	(40)
Provisions	(4)
Total	147
Goodwill	53
Consideration	$200
Satisfied by:
Cash	$179
Deferred consideration	$21
Total consideration	$200
The fair values of the assets acquired are considered preliminary and are based on management’s best estimates. Further adjustments may be necessary when additional information becomes available about events that existed at the date of acquisition. Amendments to fair value estimates may be made to these figures during the measurement period following the date of acquisition. As of the date of this Quarterly Report, the Company has made all known material adjustments.
The fair value estimates of intangible assets are considered non-recurring Level 3 measurements within the fair value hierarchy and are estimated as of each respective acquisition date.
The goodwill on these acquisitions is attributable to the anticipated profitability of the new markets and product ranges to which the Company has gained access and additional profitability, operating efficiencies and other synergies available in connection with existing markets. All goodwill acquired during the six months ended January 31, 2023 is in the United States segment with all goodwill expected to be deductible for tax purposes.

Deferred consideration represents the expected payout due to certain sellers of acquired businesses that is subject to either 1) a contractual settle-up period or 2) contingent on achieving contractually defined performance metrics. If the deferred consideration is contingent on achieving performance metrics, the liability is estimated using assumptions regarding the expectations of an acquiree’s ability to achieve the contractually defined performance metrics, over a period of time that typically spans one to three years. When ultimately paid, deferred consideration is reported as a cash outflow from financing activities.
The businesses acquired during the year-to-date period of fiscal 2023 contributed $49 million to net sales and $3 million in losses to the Company’s income before income tax, including acquired intangible asset amortization, transaction and integration costs for the period between the date of acquisition and January 31, 2023.
If each acquisition had been completed on the first day of fiscal 2022, the Company’s unaudited proforma net sales would be $14,865 million and $13,464 million for the six months ended January 31, 2023 and 2022, respectively. The impact on income before income tax in both the six months ended January 31, 2023 and 2022, including additional amortization, transaction costs and integration costs would not be material. These unaudited pro-forma results do not necessarily represent financial results that would have been achieved had the acquisition actually occurred on August 1, 2021.
The net outflow of cash related to business acquisitions is as follows:

Six months ended
(In millions)	January 31, 2023
Purchase consideration	$179
Cash, cash equivalents and bank overdrafts acquired	—
Cash consideration paid, net of cash acquired	179
Deferred and contingent consideration(1)	12
Net cash outflow in respect of the purchase of businesses	$191

(1) Included in other financing activities in the Consolidated Statements of Cash Flows.
Note 13: Related party transactions
For the three and six month periods ended January 31, 2023 and 2022, the Company purchased $6 million and $13 million, respectively, compared with $5 million and $11 million, respectively, of delivery, installation and related administrative services from companies that are, or are indirect wholly-owned subsidiaries of companies that are, controlled or significantly influenced by a Ferguson non-executive director. No material amounts are due to such companies. The services are purchased on an arm’s-length basis.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding the Company’s operational and financial performance for the three and six month periods ended January 31, 2023 and 2022, respectively. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing in “Item 1. Financial Statements” of this Quarterly Report (the “Condensed Consolidated Financial Statements”) and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of our Annual Report.
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
The following table presents highlights of the Company’s performance for the periods:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions, except per share amounts)	2023	2022	2023	2022
Net sales	$6,825	$6,508	$14,756	$13,311
Income from continuing operations	374	436	969	971

Earnings per share from continuing operations - diluted	1.80	1.97	4.64	4.38

Net cash provided by operating activities of continuing operations			1,175	229

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	582	588	1,446	1,355
Adjusted earnings per share - diluted	1.91	1.93	4.87	4.43

(1) The Company uses certain non-GAAP measures, which are not defined or specified under U.S. GAAP. See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
For the second quarter of fiscal 2023, net sales increased by 4.9% compared to the second quarter of fiscal 2022, primarily due to price inflation (approximately 10%), as well as incremental revenue from acquisitions, partially offset by lower sales volume.
For the second quarter of fiscal 2023, income from continuing operations decreased by 14.2% compared to the second quarter of fiscal 2022. This decline was primarily driven by higher selling, general & administrative costs (“SG&A”), interest expense and income tax expense, partially offset by an increase in gross profit compared to the prior year. Adjusted operating profit decreased by 1.0% in the second quarter of fiscal 2023, reflecting the increase in SG&A, partially offset by higher gross profit compared to the prior year.
For the second quarter of fiscal 2023, diluted earnings per share from continuing operations was $1.80 (adjusted diluted earnings per share: $1.91), decreasing 8.6% compared to the prior year period (1.0% on an adjusted basis) due to lower income from continuing operations, though partially offset by the impact of share repurchases.
Net cash provided by operating activities from continuing operations increased to $1.2 billion in the year-to-date period of fiscal 2023 compared to $229 million in the same period of fiscal 2022, primarily reflecting improved working capital management, particularly inventory and receivables.

Results of Operations

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2023	2022	2023	2022
Net sales	$6,825	$6,508	14,756	13,311
Cost of sales	(4,763)	(4,519)	(10,273)	(9,195)
Gross profit	2,062	1,989	4,483	4,116
Selling, general and administrative expenses	(1,432)	(1,362)	(2,941)	(2,676)
Depreciation and amortization	(81)	(72)	(162)	(146)
Operating profit	549	555	1,380	1,294
Interest expense, net	(47)	(22)	(88)	(49)
Other expense, net	(7)	(1)	(5)	(2)
Income before income taxes	495	532	1,287	1,243
Provision for income taxes	(121)	(96)	(318)	(272)
Income from continuing operations	$374	$436	$969	$971
Net sales
Net sales were $6.8 billion in the second quarter of fiscal 2023, an increase of $0.3 billion, or 4.9%, compared to the same period in fiscal 2022. The increase in net sales was primarily driven by price inflation of approximately 10%, as well as a 2.6% increase in sales from acquisitions, partially offset by lower sales volume. The Company’s sales growth was driven by its United States segment, growing 5.4%, mainly due to strong growth in the non-residential end markets, along with a slight increase in growth in residential markets, compared to the prior year period. For further discussion on the Company’s net sales, see the Segment Results section below.
Net sales were $14.8 billion in the year-to-date period of fiscal 2023, an increase of $1.4 billion, or 10.9%, compared to the same period in fiscal 2022. The increase in net sales was primarily driven by price inflation of approximately 13%, as well as a 2.7% increase in sales from acquisitions, partially offset by lower sales volume. For further discussion on the Company’s net sales, see the Segment Results section below.
Gross Profit
Gross profit was $2.1 billion in the second quarter of fiscal 2023, an increase of $0.1 billion, or 3.7%, compared to the same period in fiscal 2022, reflecting increased net sales. Gross profit as a percentage of sales was 30.2% and 30.6% in the second quarters of fiscal 2023 and fiscal 2022, respectively. The decrease of 0.4% primarily reflected the price realization benefit in the prior year period due to price inflation which exceeded the weighted average cost of inventory sold.
Gross profit was $4.5 billion in the year-to-date period of fiscal 2023, an increase of $0.4 billion, or 8.9%, compared to the same period in fiscal 2022. Gross profit as a percentage of sales was 30.4% and 30.9% in the year-to-date period of fiscal 2023 and fiscal 2022, respectively. The factors impacting the year-to-date comparison were largely the same as those noted above for the quarter.
Selling, general and administrative expenses
SG&A expenses were $1.4 billion in the second quarter of fiscal 2023, an increase of $70 million, or 5.1%, compared to the same period in fiscal 2022. SG&A as a percentage of sales was 21.0% and 20.9% in the second quarter of fiscal 2023 and fiscal 2022, respectively. The increase in SG&A as a percent of sales reflects the incremental operating costs from acquisitions and increased infrastructure, partially offset by the operating cost leverage resulting from the Company managing its labor base relative to sales growth compared with the prior year.
SG&A expenses were $2.9 billion in the year-to-date period of fiscal 2023, an increase of $0.3 billion, or 9.9%, compared to the same period in fiscal 2022. SG&A as a percentage of sales was 19.9% and 20.1% in the year-to-date period of fiscal 2023 and fiscal 2022, respectively. The decrease in SG&A as a percent of sales reflects operating cost leverage resulting from the Company managing its labor base relative to sales growth, partially offset by incremental operating costs from acquisitions and increased infrastructure costs compared to the prior year.

Net interest expense
Net interest expense was $47 million in the second quarter of fiscal 2023 compared to $22 million in the second quarter of fiscal 2022. In the year-to-date periods, net interest expense was $88 million in fiscal 2023 compared with $49 million in fiscal 2022. The change in net interest expense in both year-over-year comparisons was primarily due to an increase in average debt related to the Company’s $1.0 billion senior notes offering in the third quarter of fiscal 2022 and the $500 million of term loans entered into during the first quarter of fiscal 2023, and to a lesser extent, increased interest rates on the Company’s variable rate debt.
Income tax
Income tax expense was $121 million for the second quarter of fiscal 2023, an increase of $25 million, or 26.0%, compared to the same period in fiscal 2022. In the year-to-date period of fiscal 2023, income tax expense was $318 million, an increase of $46 million, or 16.9%, compared to the same period in fiscal 2022. The Company’s effective tax rates attributable to continuing operations were 24.4% and 18.0% for the second quarters of fiscal 2023 and 2022, respectively. The effective tax rates were 24.7% and 21.9% for the year-to-date periods of fiscal 2023 and 2022, respectively. For each of the year-over-year comparisons, the increase in the effective tax rate was due to discrete tax benefits recorded in fiscal 2022.
Net income
Income from continuing operations for the second quarter of fiscal 2023 was $374 million, a decrease of $62 million, or 14.2%, compared to the same period in fiscal 2022 due to the elements described above.
Income from continuing operations for the year-to-date period of fiscal 2023 was $969 million, a decrease of $2 million, or 0.2%, compared to the same period in fiscal 2022 due to the elements described above.
Segment results
United States

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2023	2022	2023	2022
Net sales	$6,504	$6,172	$14,036	$12,590
Adjusted operating profit	579	576	1,424	1,328
Net sales for the United States segment were $6.5 billion in the second quarter of fiscal 2023, an increase of $0.3 billion, or 5.4%, compared to the prior year period. The increase in net sales was primarily driven by price inflation of approximately 10%, as well as a 2.8% increase in sales from acquisitions. These increases were partially offset by lower volume. Growth in non-residential markets was 10.7%, with growth in each of civil/infrastructure, commercial and industrial end markets. Growth in residential markets, which comprise over half of segment revenue, was 1.0%, driven by resilient RMI sales, partially offset by a reduction in new construction due to slowing housing starts and permit activity.
On a year-to-date basis, net sales for the United States segment were $14.0 billion in fiscal 2023, an increase of $1.4 billion, or 11.5%, compared to the prior year period. The increase in net sales was primarily driven by price inflation of approximately 13%, as well as a 2.8% increase in sales from acquisitions. These increases were partially offset by lower volume. Growth in non-residential markets was 15.5%, with growth in each of civil/infrastructure, commercial and industrial end markets. Growth in residential markets was 8.1%, driven by strong RMI sales and moderate growth in new construction in light of slowing housing starts and permit activity.

The following table illustrates net sales growth by end market:

	% of United States segment net sales		United States segment net sales growth
	Three month ended January 31, 2023	Six months ended January 31, 2023	Three month ended January 31, 2023	Six months ended January 31, 2023
Residential	53%	53%	1.0%	8.1%
Non-residential	47	47	10.7	15.5
Total			5.4%	11.5%
Adjusted operating profit for the United States segment was $579 million for the second quarter of fiscal 2023, an increase of $3 million, or 0.5%, compared to the same prior year period, primarily reflecting the operating cost leverage resulting from the Company managing its labor base relative to sales growth, as well as higher gross profit compared to the prior year, partially offset by the incremental operating costs from acquisitions and increased infrastructure costs.
On a year-to-date basis, adjusted operating profit for the United States segment was $1,424 million in fiscal 2023, an increase of $96 million, or 7.2%, compared to the same prior year period, primarily due to net sales growth and operating cost leverage.
Canada

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2023	2022	2023	2022
Net sales	$321	$336	$720	$721
Adjusted operating profit	14	23	47	57
Net sales for the Canada segment were $321 million in the second quarter of fiscal 2023, a decrease of $15 million, or 4.5%, compared to the same period in fiscal 2022. This decrease in net sales was primarily due to a 6.3% impact of foreign currency exchange rates and lower volumes, as well as a 1.2% impact due to fewer sales days. These impacts were partially offset by sales price inflation of approximately 9%.
On a year-to-date basis, net sales for the Canada segment in fiscal 2023 were about even with the prior year. The factors impacting the year-over year comparison were largely the same as for the quarter. The impact of price inflation was approximately 11%.
Adjusted operating profit for the Canada segment in the second quarter and year-to-date period of fiscal 2023 decreased compared to the same period in the prior year due to higher operating costs.

Non-GAAP Reconciliations and Supplementary Information
The Company reports its financial results in accordance with U.S. GAAP. However, the Company believes certain non-GAAP financial measures provide users of the Company’s financial information with additional meaningful information to assist in understanding financial results and assessing the Company’s performance from period to period. These non-GAAP measures include adjusted operating profit, adjusted net income, adjusted earnings per share (“adjusted EPS”) - basic and adjusted EPS -diluted. Management believes these measures are important indicators of operations because they exclude items that may not be indicative of our core operating results and provide a better baseline for analyzing trends in our underlying businesses, and they are consistent with how business performance is planned, reported and assessed internally by management and the Company’s Board of Directors. Such non-GAAP adjustments include amortization of acquired intangible assets, discrete tax items, and any other items that are non-recurring. Non-recurring items may include business restructuring charges, corporate restructuring charges, which includes costs associated with the Company’s listing in the United States, gains or losses on the disposals of businesses which by their nature do not reflect primary operations, as well as certain other items deemed non-recurring in nature and/or that are not a result of the Company’s primary operations. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for results reported under U.S. GAAP. These non-GAAP financial measures reflect an additional way of viewing aspects of operations that, when viewed with U.S. GAAP results, provide a more complete understanding of the business. The Company strongly encourages investors and shareholders to review Company financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
Reconciliation of net income to adjusted operating profit
The following table reconciles net income (U.S. GAAP) to adjusted operating profit (non-GAAP):

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2023	2022	2023	2022
Net income	$374	$436	$969	$996
Income from discontinued operations (net of tax)	—	—	—	(25)
Provision for income taxes	121	96	318	272
Interest expense, net	47	22	88	49
Other expense, net	7	1	5	2
Operating profit	549	555	1,380	1,294
Corporate restructurings(1)	—	6	—	7
Amortization of acquired intangibles	33	27	66	54
Adjusted operating profit	$582	$588	$1,446	$1,355
(1)For the three and six months ended January 31, 2022, corporate restructuring costs related to the incremental costs of the Company’s listing in the United States.

Reconciliation of net income to adjusted net income and adjusted EPS
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS – basic and adjusted EPS – diluted (non-GAAP):

	Three months ended		Six months ended
	January 31,		January 31,
(In millions, except per share amounts)	2023	2022	2023	2022
Net income	$374	$436	$969	$996
Income from discontinued operations (net of tax)	—	—	—	(25)
Income from continuing operations	374	436	969	971
Corporate restructurings(1)	—	6	—	7
Amortization of acquired intangibles	33	27	66	54
Discrete tax adjustments(2)	(3)	(39)	(3)	(39)
Tax impact on non-GAAP adjustments(3)	(8)	(4)	(16)	(10)
Adjusted net income	$396	$426	$1,016	$983

Adjusted earnings per share:
Basic	$1.91	$1.94	$4.89	$4.45
Diluted	$1.91	$1.93	$4.87	$4.43
Weighted average number of shares outstanding:
Basic	207.1	220.0	207.9	220.7
Diluted	207.8	221.2	208.8	222.0
(1)For the three and six months ended January 31, 2022, corporate restructuring costs related to the incremental costs of the Company’s listing in the United States.
(2)For the three and six months ended January 31, 2023, discrete tax items primarily related to adjustments in connection with amended returns. For the three and six months ended January 31, 2022, the discrete tax adjustments primarily related to prior year tax adjustments, including amended tax return items.
(3)Represents the tax impact of non-GAAP adjustments, including the tax impact on the amortization of acquired intangibles.
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
The Company’s material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include debt service and related interest payments, operating lease obligations, share repurchase commitments and other purchase obligations. The nature and composition of such cash requirements have not materially changed from those disclosed in the Annual Report other than items updated in this Quarterly Report.
Cash flows
As of January 31, 2023 and 2022, the Company had cash and cash equivalents of $597 million and $771 million, respectively.
As of January 31, 2023, the Company’s total debt was $4.0 billion. In addition, the Company had $2.7 billion of available liquidity, comprising readily available cash to fund operations of $499 million, excluding cash of $98 million in Ferguson Insurance Limited, primarily used to collateralize letters of credit, and $2.2 billion of undrawn facilities. The Company anticipates that it will be able to meet its debt obligations as they become due.

Cash flows from operating activities

	Six months ended
	January 31,
(In millions)	2023	2022
Net cash provided by operating activities	$1,171	$229
Net cash provided by operating activities was $1,171 million for the year-to-date period of fiscal 2023 compared to $229 million in the same period of fiscal 2022. The $942 million increase was primarily driven by improved working capital management, particularly inventory and receivables, compared to the same period in fiscal 2022 when the Company made strategic investments in working capital to better serve customers during times of significant supply chain disruption. These improvements were partially offset by a decrease in accounts payable, due to the timing of vendor payments, as well as higher cash paid for income taxes.
Cash flows from investing activities

	Six months ended
	January 31,
(In millions)	2023	2022
Net cash used in investing activities	($425)	($347)
Net cash used in investing activities was $425 million for the year-to-date period of fiscal 2023 compared to $347 million in the same period of fiscal 2022.
During the year-to-date periods of fiscal 2023 and fiscal 2022, the Company invested $179 million and $245 million, respectively, in new acquisitions.
Capital expenditure totaled $242 million and $122 million in the year-to-date periods of fiscal 2023 and fiscal 2022, respectively. These investments were primarily for strategic projects to support future growth, such as new market distribution centers, our branch network and new technology.
Cash flows from financing activities

	Six months ended
	January 31,
(In millions)	2023	2022
Net cash used in financing activities	($906)	($372)
Net cash used in financing activities was $906 million in the year-to-date period of fiscal 2023 compared to $372 million in the year-to-date period of fiscal 2022.
Dividends paid to shareholders were $403 million and $364 million in the year-to-date periods of fiscal 2023 and fiscal 2022, respectively. Beginning with its declaration in December 2022, the Company has transitioned to and intends to maintain a quarterly dividend distribution schedule, subject to approval by the Company’s Board of Director in future periods.
Share repurchases under the Company’s announced share repurchase program were $564 million and $417 million in the year-to-date periods of fiscal 2023 and fiscal 2022, respectively. The Company has not made any purchases in fiscal 2023 in connection with its Employee Benefit Trusts compared with $92 million in the first six months of fiscal 2022.
The proceeds from debt, net of repayments, were $70 million and $500 million in the year-to-date periods of fiscal 2023 and fiscal 2022, respectively. In the first quarter fiscal 2023, the Company borrowed $500 million of term loans, partially offset by the repayment of $250 million due to the maturity of certain Private Placement Notes (as defined below) and $180 million in net repayments of the Receivables Facility. In the first six months of fiscal 2022, the Company borrowed $500 million under the Receivables Facility.

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
Debt facilities
The following section summarizes certain material provisions of our debt facilities. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing this indebtedness.

	As of
(In millions)	January 31, 2023	July 31, 2022
Total debt	$3,991	$3,929
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc., a wholly-owned subsidiary of the Company, privately placed fixed rate notes in an aggregate principal amount of $800 million and $355 million, respectively (collectively, the “Private Placement Notes”). In September 2022, the Company repaid $250 million in maturing fixed rate notes.
Unsecured Senior Notes
Ferguson Finance plc, a wholly-owned subsidiary of the Company, has issued $2.35 billion in various issuances of unsecured senior notes (collectively, the “Unsecured Senior Notes”).
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
Term Loan
In October 2022, the Company and Ferguson UK entered into, and Ferguson UK borrowed in full, the $500 million of term loans available under the Term Loan Agreement. The proceeds of the term loans may be used for general corporate purposes. The Term Loan Agreement will mature on October 7, 2025.
Revolving Credit Facility
The Company maintains a Revolving Facility with aggregate total available credit commitments of $1.35 billion. The benchmark rate applicable to U.S. dollar denominated loans is Term SOFR (as defined in the Revolving Facility Agreement) plus a credit spread adjustment of 10 basis points.
As of January 31, 2023, no borrowings were outstanding under the Revolving Facility.
Receivables Securitization Facility
The Company maintains a Receivables Facility with an aggregate total available amount of $1.1 billion, including a swingline for up to $100 million in same day funding. The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion from time to time, subject to lender participation. The benchmark rate is Term SOFR (as defined in the Receivables Facility) plus a credit spread adjustment of 10 basis points.
As of January 31, 2023, $275 million in borrowings were outstanding under the Receivables Facility.

Bilateral Loan
The Company previously maintained the Bilateral Loan Facility, which was an unsecured $250 million 364-day revolving facility governed by the Bilateral Loan Agreement. Effective December 29, 2022, the Company voluntarily cancelled the Bilateral Loan Facility in accordance with the terms of the Bilateral Loan Agreement. At the time of cancellation, no amounts were outstanding under the Bilateral Loan Agreement.
The Company was in compliance with all debt covenants for all of these debt obligations and facilities that were in effect as of January 31, 2023.
See note 5 to the Condensed Consolidated Financial Statements for further details regarding the Company’s debt, as well as notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report.
There have been no significant changes to the Company’s policies on accounting for, valuing and managing the risk of financial instruments during the second quarter of fiscal 2023.
Critical accounting policies and estimates
There have been no material changes to our critical accounting policies as disclosed in the Annual Report.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of January 31, 2023. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report.
The obligations associated with being a public company in the United States require significant resources and management attention and increase our legal and financial compliance costs, and changing laws, regulations and standards are creating uncertainty for United States public companies.
As a public company with a recent U.S. listing of our ordinary shares in the United States, we continue to incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the listing requirements of the New York Stock Exchange (“NYSE”), and other applicable securities rules and regulations. The Exchange Act requires that we file annual and other reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. In addition, as of January 31, 2023, we have determined that we no longer qualify as a foreign private issuer, as defined under the Exchange Act. As a result, effective as of August 1, 2023, we will no longer be eligible to use the rules designed for foreign private issuers and we will be considered a U.S. domestic issuer. We will be required to comply with, among other things, U.S. proxy requirements and Regulation FD and our officers, directors and principal shareholders will become subject to the beneficial ownership reporting and short-swing profit recovery requirements in Section 16 of the Exchange Act. We will also no longer be eligible to rely upon exemptions from corporate governance requirements that are available to foreign private issuers or to benefit from other accommodations for foreign private issuers under the rules of the SEC or NYSE and may be required to modify certain of our policies to comply with good governance practices applicable to U.S. domestic issuers.
The establishment and the maintenance of the corporate infrastructure demanded of a United States public company may, in certain circumstances, divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems in order to meet our reporting obligations as a public company in the United States with U.S. domestic issuer status. However, the measures we take may not be sufficient to satisfy these obligations. In addition, compliance with these rules and regulations have increased, and following loss of foreign private issuer status will further increase, our legal and financial compliance costs and makes some activities more time-consuming and costly. These additional obligations may have a material adverse impact on our business, financial condition, results of operations and cash flow.
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
The following table presents the number and average price of shares purchased in each month of the second quarter of fiscal 2023:

(In millions, except share count and per share amount)	(a) Total Number of Shares Purchased	(b) Average Prices Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(1)	(d) Maximum Value of Shares that May Yet To Be Purchased Under the Program(1)
November 1 - November 30, 2022	446,609	$110.87	446,609	$537
December 1 - December 31, 2022	470,898	123.69	470,898	478
January 1 - January 31, 2023	683,916	138.16	683,916	384
	1,601,423		1,601,423

(1) In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares. In March 2022 and September 2022, the Company announced an increase in its share repurchase program of $1.0 billion and $0.5 billion, respectively. As of January 31, 2023, the Company has completed $2.1 billion of the total announced $2.5 billion repurchase program. The Company is currently purchasing shares under an irrevocable and non-discretionary arrangement with $139 million in accrued repurchases remaining, which is recorded as a current liability in the condensed consolidated balance sheet.

Item 6.Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

(a)	Exhibits

Exhibit	Description
10.1*
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated December 29, 2022, by and among, Ferguson plc, Ferguson Receivables, LLC, as the Seller, Ferguson Enterprises, LLC, as Servicer and an Originator, Energy & Process Corporation, HP Products Corporation, DBS Holdings, Inc. and Ferguson Fire & Fabrication, Inc., as Originators, the conduit purchasers from time to time party thereto, the committed purchasers from time to time party thereto, the letter of credit banks from time to time party thereto and Royal Bank of Canada, as administrative agent.

10.2*
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated February 10, 2023, by and among, Ferguson plc, Ferguson Receivables, LLC, as the Seller, Ferguson Enterprises, LLC, as Servicer and an Originator, Energy & Process Corporation, HP Products Corporation, DBS Holdings, Inc. and Ferguson Fire & Fabrication, Inc., as Originators, the conduit purchasers from time to time party thereto, the committed purchasers from time to time party thereto, the letter of credit banks from time to time party thereto and Royal Bank of Canada, as administrative agent.

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
March 8, 2023

Ferguson plc
/s/ William Brundage
Name:	William Brundage
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)