Form 10-Q
period 2023-04-30
Ferguson plc
filed 2023-06-07
CIK 1832433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 31, 2023, the number of outstanding ordinary shares was 204,785,917.

EXPLANATORY NOTE
Ferguson plc (the “Company”), a corporation organized under the laws of Jersey, Channel Islands, qualifies as a foreign private issuer in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company voluntarily has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States Securities and Exchange Commission (the “SEC”) instead of filing on the reporting forms available to foreign private issuers. As of January 31, 2023, the Company has determined it will no longer qualify as a foreign private issuer, effective as of August 1, 2023, and will be considered a U.S. domestic issuer.

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
•failure to rapidly identify or effectively respond to direct and/or end customers’ wants, expectations or trends, including costs and potential problems associated with new or upgraded information technology (“IT”) systems;
•decreased demand for our products as a result of operating in highly competitive industries and the impact of declines in the residential and non‐residential markets, as well as the repair, maintenance and improvement (“RMI”) and new construction markets;
•changes in competition, including as a result of market consolidation;
•failure of a key IT system or process as well as exposure to fraud or theft resulting from payment‐related risks;
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
•adverse impacts caused by the COVID‐19 pandemic (or related variants); and
•other risks and uncertainties set forth under the heading “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 as filed with the SEC on September 27, 2022 (the “Annual Report”) and in other filings we make with the SEC in the future.
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

Part I - FINANCIAL INFORMATION
Item 1.Financial Statements
Ferguson plc
Condensed Consolidated Statements of Earnings
(unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Net sales	$7,140	$7,284	$21,896	$20,595
Cost of sales	(5,000)	(5,079)	(15,273)	(14,274)
Gross profit	2,140	2,205	6,623	6,321
Selling, general and administrative expenses	(1,435)	(1,415)	(4,376)	(4,091)
Impairments and other charges	(127)	—	(127)	—
Depreciation and amortization	(81)	(78)	(243)	(224)
Operating profit	497	712	1,877	2,006
Interest expense, net	(48)	(22)	(136)	(71)
Other expense, net	(2)	—	(7)	(2)
Income before income taxes	447	690	1,734	1,933
Provision for income taxes	(111)	(144)	(429)	(416)
Income from continuing operations	336	546	1,305	1,517
Income from discontinued operations (net of tax)	—	—	—	25
Net income	$336	$546	$1,305	$1,542

Earnings per share - Basic:
Continuing operations	$1.64	$2.52	$6.30	$6.91
Discontinued operations	—	—	—	0.11
Total	$1.64	$2.52	$6.30	$7.02

Earnings per share - Diluted:
Continuing operations	$1.63	$2.50	$6.28	$6.88
Discontinued operations	—	—	—	0.11
Total	$1.63	$2.50	$6.28	$6.99

Weighted-average number of shares outstanding:
Basic	205.4	217.1	207.1	219.5
Diluted	206.1	218.0	207.9	220.6
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2023	2022	2023	2022
Net income	$336	$546	$1,305	$1,542
Other comprehensive income (loss):
Foreign currency translation adjustments	(7)	(13)	(25)	(27)
Pension income (loss), net of tax expense of $0, $0, $1, and $10 respectively.	4	(4)	11	(22)
Total other comprehensive loss, net of tax	(3)	(17)	(14)	(49)
Comprehensive income	$333	$529	$1,291	$1,493
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(In millions, except share amounts)	April 30, 2023	July 31, 2022
Assets
Cash and cash equivalents	$625	$771
Accounts receivable, less allowances of $54 and $27, respectively	3,382	3,610
Inventories	4,089	4,333
Prepaid and other current assets	783	834
Assets held for sale	30	3
Total current assets	8,909	9,551
Property, plant and equipment, net	1,542	1,376
Operating lease right-of-use assets	1,321	1,200
Deferred income taxes, net	265	177
Goodwill	2,090	2,048
Other intangible assets, net	661	782
Other non-current assets	576	527
Total assets	$15,364	$15,661

Liabilities and shareholders’ equity
Accounts payable	$3,297	$3,607
Short-term debt	55	250
Current portion of operating lease liabilities	343	321
Dividend payable	153	—
Share repurchase liability	114	324
Other current liabilities	1,163	1,297
Total current liabilities	5,125	5,799
Long-term debt	3,839	3,679
Long-term portion of operating lease liabilities	995	878
Other long-term liabilities	684	640
Total liabilities	10,643	10,996

Shareholders’ equity:
Ordinary shares, par value 10 pence: 500,000,000 shares authorized, 232,171,182 shares issued	30	30
Paid-in capital	799	760
Retained earnings	8,128	7,594
Treasury shares, 27,208,571 and 21,078,577 shares, respectively at cost	(3,346)	(2,782)
Employee Benefit Trusts, 275,651 and 846,491 shares, respectively at cost	(46)	(107)
Accumulated other comprehensive loss	(844)	(830)
Total shareholders' equity	4,721	4,665
Total liabilities and shareholders' equity	$15,364	$15,661
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)

	Three Months Ended April 30, 2023
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 31, 2023	$30	$789	$7,945	($3,151)	($47)	($841)	$4,725
Share-based compensation	—	10	—	—	—	—	10
Net income	—	—	336	—	—	—	336
Cash dividends declared ($0.75)	—	—	(152)	—	—	—	(152)
Other comprehensive income	—	—	—	—	—	(3)	(3)
Share repurchases	—	—	—	(195)	—	—	(195)
Shares issued under employee share plans	—	—	(1)	—	1	—	—
Balance at April 30, 2023	$30	$799	$8,128	($3,346)	($46)	($844)	$4,721

	Nine months ended April 30, 2023
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 31, 2022	$30	$760	$7,594	($2,782)	($107)	($830)	$4,665
Share-based compensation	—	39	—	—	—	—	39
Net income	—	—	1,305	—	—	—	1,305
Cash dividends declared ($3.41)	—	—	(704)	—	—	—	(704)
Other comprehensive loss	—	—	—	—	—	(14)	(14)
Share repurchases	—	—	—	(570)	—	—	(570)
Shares issued under employee share plans	—	—	(67)	6	61	—	—
Balance at April 30, 2023	$30	$799	$8,128	($3,346)	($46)	($844)	$4,721

	Three Months Ended April 30, 2022
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 31, 2022	$30	$737	$6,649	($1,636)	($107)	($828)	$4,845
Share-based compensation	—	12	—	—	—	—	12
Net income	—	—	546	—	—	—	546
Other comprehensive loss	—	—	—	—	—	(17)	(17)
Cash dividends declared ($0.84)	—	—	(182)	—	—	—	(182)
Share repurchases	—	—	—	(702)	—	—	(702)
Other	—	—	1	—	—	—	1
Balance at April 30, 2022	$30	$749	$7,014	($2,338)	($107)	($845)	$4,503

	Nine months ended April 30, 2022
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 31, 2021	$30	$704	$6,054	($931)	($58)	($796)	$5,003
Share-based compensation	—	45	—	—	—	—	45
Net income	—	—	1,542	—	—	—	1,542
Other comprehensive loss	—	—	—	—	—	(49)	(49)
Cash dividends declared ($2.505)	—	—	(550)	—	—	—	(550)
Share repurchases	—	—	—	(1,414)	(92)	—	(1,506)
Shares issued under employee share plans	—	—	(50)	7	43	—	—
Other	—	—	18	—	—	—	18
Balance at April 30, 2022	$30	$749	$7,014	($2,338)	($107)	($845)	$4,503

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In millions)	Nine months ended
	April 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,305	$1,542
Income from discontinued operations	—	(25)
Income from continuing operations	1,305	1,517
Depreciation and amortization	243	224
Share-based compensation	38	44
Non-cash impact of impairments and net loss on disposal of assets	127	14
Decrease (increase) in inventories	315	(808)
Decrease (increase) in receivables and other assets	313	(636)
(Decrease) increase in accounts payable and other liabilities	(441)	439
Change in deferred taxes and income tax payable	(100)	(120)
Other operating activities	6	7
Net cash provided by operating activities of continuing operations	1,806	681
Net cash used in operating activities of discontinued operations	(4)	—
Net cash provided by operating activities	1,802	681

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(179)	(275)
Capital expenditures	(361)	(195)
Other investing activities	(3)	(6)
Net cash used in investing activities of continuing operations	(543)	(476)
Net cash provided by investing activities of discontinued operations	—	25
Net cash used in investing activities	(543)	(451)

Cash flows from financing activities:
Purchase of own shares by Employee Benefit Trusts	—	(92)
Purchase of treasury shares	(784)	(918)
Repayments of debt	(2,280)	(575)
Proceeds from debt	2,250	1,564
Change in bank overdrafts	1	14
Cash dividends	(557)	(364)
Other financing activities	(19)	(12)
Net cash used in financing activities	(1,389)	(383)
Change in cash, cash equivalents and restricted cash	(130)	(153)
Effects of exchange rate changes	20	(19)
Cash, cash equivalents and restricted cash, beginning of period	785	1,342
Cash, cash equivalents and restricted cash, end of period	$675	$1,170

Supplemental Disclosures:
Cash paid for income taxes	$529	$536
Cash paid for interest	156	82
Accrued capital expenditures	11	10
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements and notes to the condensed consolidated financial statements are presented in accordance with the rules and regulations of the SEC and accounting principles generally accepted in the United States of America (“U.S. GAAP”), but do not include all the disclosures normally required in annual consolidated financial statements. The unaudited condensed consolidated financial statements, in the opinion of management, contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The July 31, 2022 condensed consolidated balance sheet was derived from the audited financial statements.
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

	As of
(In millions)	April 30, 2023	July 31, 2022
Cash and cash equivalents	$625	$771
Restricted cash	50	14
Total cash, cash equivalents and restricted cash	$675	$785

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

Note 2: Revenue and segment information
The Company reports its financial results of operations on a geographical basis in the following two reportable segments: United States and Canada. Each segment generally derives its revenues in the same manner. The Company uses adjusted operating profit as its measure of segment profit. Adjusted operating profit is defined as profit before tax, excluding central and other costs, restructuring costs, impairments and other charges, amortization of acquired intangible assets, net interest expense, as well as other items typically recorded in net other (expense) income such as (loss)/gain on disposal of businesses, pension plan changes/closure costs and amounts recorded in connection with the Company’s interests in investees. Certain income and expenses are not allocated to the Company’s segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts.
Segment details were as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2023	2022	2023	2022
Net sales:
United States	$6,827	$6,938	$20,863	$19,528
Canada	313	346	1,033	1,067
Total net sales	$7,140	$7,284	$21,896	$20,595
Adjusted operating profit:
United States	$664	$736	$2,088	$2,064
Canada	7	20	54	77

Central and other costs	(14)	(9)	(39)	(39)
Corporate restructurings(1)	—	(5)	—	(12)
Impairments and other charges(2)	(127)	—	(127)	—
Amortization of acquired intangible assets	(33)	(30)	(99)	(84)
Interest expense, net	(48)	(22)	(136)	(71)
Other expense, net	(2)	—	(7)	(2)
Income before income taxes	$447	$690	$1,734	$1,933

(1)For the three and nine months ended April 30, 2022, corporate restructuring costs related to the incremental costs of the Company’s listing in the United States.
(2)See Note 4 for details regarding impairments and other charges.
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

The Company determined that disaggregating net sales by end market at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows may be impacted by economic factors. The disaggregated net sales by end market are as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2023	2022	2023	2022
United States:
Residential	$3,534	$3,752	$10,956	$10,617
Non-residential:
Commercial	2,231	2,190	6,764	6,180
Civil/Infrastructure	567	558	1,713	1,532
Industrial	495	438	1,430	1,199
Total Non-residential	3,293	3,186	9,907	8,911
Total United States	6,827	6,938	20,863	19,528
Canada	313	346	1,033	1,067
Total net sales	$7,140	$7,284	$21,896	$20,595
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

Note 3: Earnings per share
Basic earnings per share is calculated using our weighted-average outstanding ordinary shares. Diluted earnings per share is calculated using our weighted-average outstanding ordinary shares and the dilutive effect of share awards as determined under the treasury stock method.
The following table shows the calculation of diluted shares:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Income from continuing operations	$336	$546	$1,305	$1,517
Income from discontinued operations (net of tax)	—	—	—	25
Net income	$336	$546	$1,305	$1,542

Weighted-average number of shares outstanding:
Basic weighted-average shares	205.4	217.1	207.1	219.5
Effect of dilutive shares	0.7	0.9	0.8	1.1
Diluted weighted-average shares	206.1	218.0	207.9	220.6

Earnings per share - Basic:
Continuing operations	$1.64	$2.52	$6.30	$6.91
Discontinued operations	—	—	—	0.11
Total	$1.64	$2.52	$6.30	$7.02

Earnings per share - Diluted:
Continuing operations	$1.63	$2.50	$6.28	$6.88
Discontinued operations	—	—	—	0.11
Total	$1.63	$2.50	$6.28	$6.99

Excluded anti-dilutive shares	0.1	0.1	0.1	0.1
Note 4: Impairments and other charges
Internal use software
The Company has been upgrading portions of its IT systems to enhance customer experience and associate productivity. One of the solutions developed targeted certain branch transactional processes and was piloted at select locations. In the third quarter of fiscal 2023, the Company determined that this solution did not meet our customer service, speed and efficiency goals. As a result, the Company chose not to proceed with this component and recorded a non-cash impairment charge of $107 million of previously capitalized software costs in the United States.
Branch closures
During the third quarter of fiscal 2023, the Company recorded charges of $20 million related to the closure of 44 smaller, underperforming branches in the United States, primarily related to impairment of lease assets and related fixed assets.

Note 5: Income tax
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
The Company’s tax provision for each period presented was calculated using an estimated annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods were as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
	2023	2022	2023	2022
Effective tax rate, continuing operations	24.8%	20.9%	24.7%	21.5%
During the year-to-date period of fiscal 2023, there have been no material changes to the Company’s unrecognized tax benefits when compared to those items disclosed in the Annual Report.
As disclosed in the Annual Report, we consider foreign earnings of specific subsidiaries to be indefinitely reinvested. If at some future date, the Company ceases to be permanently reinvested in these foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference on these specific foreign subsidiaries. The potential impact in connection with these items has not materially changed since the end of fiscal 2022.

Note 6: Debt
The Company’s debt obligations consisted of the following:

	As of
(In millions)	April 30, 2023	July 31, 2022
Variable-rate debt:
Receivables Securitization Facility	$175	$455
Term Loan	500	—
Private Placement Notes:
3.43% due September 2022	—	250
3.30% due November 2023	55	55
3.44% due November 2024	150	150
3.73% due September 2025	400	400
3.51% due November 2026	150	150
3.83% due September 2027	150	150
Unsecured Senior Notes:
4.50% due October 2028	750	750
3.25% due June 2030	600	600
4.25% due April 2027	300	300
4.65% due April 2032	700	700
Subtotal	$3,930	$3,960
Less: current maturities of debt	(55)	(250)
Unamortized discounts and debt issuance costs	(23)	(24)
Interest rate swap - fair value adjustment	(13)	(7)
Total long-term debt	$3,839	$3,679
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

The Term Loan Agreement contains representations and warranties, affirmative and negative covenants and events of default, including, but not limited to, restrictions on the incurrence of non-guarantor subsidiary indebtedness, additional liens, mergers and sales of assets and changes in nature of business, in each case, subject to certain conditions, exceptions and thresholds. The Term Loan Agreement also requires the Company to maintain on a consolidated basis, as of the last day of each fiscal quarter, a maximum net leverage ratio of 3.50 to 1.00, with a step-up to 4.00 to 1.00 with respect to each of the four fiscal quarters ending immediately after certain material acquisitions. The Company unconditionally and irrevocably guarantees the term loans.
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
As of April 30, 2023, no borrowings were outstanding under the Revolving Facility.
Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility (as amended from time to time, the “Receivables Facility”) governed by the Receivables Purchase Agreement dated July 31, 2013, as amended from time to time. As of October 31, 2022, the Receivables Facility consists of accounts receivable funding for up to $1.1 billion, including a swingline for up to $100 million in same day funding, terminating on October 7, 2025. The Company has available to it an accordion feature whereby the facility may be increased up to $1.5 billion subject to lender participation. Interest is payable under the Receivables Facility at a rate of Term SOFR (as defined in the Receivables Facility) plus a credit spread adjustment of 10 basis points plus a margin. The Company does not factor its accounts receivable as the Receivables Facility is the Company’s only secured borrowing.
The Receivables Facility contains affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries party thereto from granting additional liens on the accounts receivable, selling certain assets or engaging in acquisitions, mergers or consolidations, or, in the case of the borrower, incurring other indebtedness.
The Receivables Facility also contains events of default and cross-default provisions, including requirements that our performance in relation to accounts receivable remains at set levels (specifically, among other things, relating to timely payments being received from debtors on the accounts receivable and to the amount of accounts receivable written off as bad debt) and that a required level of accounts receivable be generated and available to support the borrowings under the arrangements. As of April 30, 2023, $175 million in borrowings were outstanding under the Receivables Facility.
The Company pays customary fees regarding unused amounts to maintain the availability under the Receivables Facility.
The Company was in compliance with all debt covenants for all of these debt obligations and facilities that were in effect as of April 30, 2023.

Note 7: Assets and liabilities at fair value
The Company has not changed its valuation techniques for measuring fair value of any financial assets or liabilities during the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other debt instruments, such as the receivables securitization facility and term loans, approximate the fair values of those instruments.
The Company’s derivatives (interest rate swaps which are considered fair value hedges) and investments in equity instruments are carried at fair value on the condensed consolidated balance sheets (Level 2 and Level 3 fair value inputs, respectively) and are not material. The notional amount of the Company’s outstanding fair value hedges as of April 30, 2023 and July 31, 2022 was $355 million.
Carrying amounts and the related estimated fair value (Level 2) of the Company’s long-term debt were as follows:

	April 30, 2023		July 31, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured Senior Notes	$2,330	$2,226	$2,328	$2,350
Private Placement Notes	904	878	1,153	1,142
Note 8: Commitments and contingencies
Legal matters
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
Note 9: Accumulated other comprehensive loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2022	($420)	($410)	($830)
Other comprehensive loss before reclassifications	(36)	(3)	(39)
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive loss	(36)	(1)	(37)
Balance at October 31, 2022	(456)	(411)	(867)
Other comprehensive income before reclassifications	18	6	24
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive income	18	8	26
Balance at January 31, 2023	(438)	(403)	(841)
Other comprehensive (loss) income before reclassifications	(7)	2	(5)
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive (loss) income	(7)	4	(3)
Balance at April 30, 2023	($445)	($399)	($844)

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2021	($396)	($400)	($796)
Other comprehensive income before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive income	—	3	3
Balance at October 31, 2021	(396)	(397)	(793)
Other comprehensive loss before reclassifications	(14)	(23)	(37)
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive loss	(14)	(21)	(35)
Balance at January 31, 2022	(410)	(418)	(828)
Other comprehensive loss before reclassifications	(13)	(6)	(19)
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive loss	(13)	(4)	(17)
Balance at April 30, 2022	($423)	($422)	($845)
Amounts reclassified from accumulated other comprehensive income related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2023	2022	2023	2022
Amortization of actuarial losses	$2	$3	$8	$8
Tax benefit	—	(1)	(2)	(2)
Amounts reclassified from accumulated other comprehensive loss	$2	$2	$6	$6
Note 10: Retirement benefit obligations
The Company maintains pension plans in the U.K. and Canada. The components of net periodic pension cost, which are included in Other expense, net in the condensed consolidated statements of earnings, were as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2023	2022	2023	2022
Interest cost	($13)	($10)	($38)	($30)
Expected return on plan assets	12	12	36	35
Amortization of net actuarial losses	(2)	(3)	(8)	(8)
Net periodic cost	($3)	($1)	($10)	($3)
The impact of exchange rate fluctuations is included on the amortization line above.

Note 11: Shareholders’ equity
The following table presents a summary of the Company’s share activity:

	Three months ended		Nine months ended
	April 30,		April 30,
	2023	2022	2023	2022
Ordinary shares:
Balance at beginning of period	232,171,182	232,171,182	232,171,182	232,171,182
Change in shares issued	—	—	—	—
Balance at end of period	232,171,182	232,171,182	232,171,182	232,171,182

Treasury shares:
Balance at beginning of period	(25,619,935)	(12,517,815)	(21,078,577)	(9,862,816)
Repurchases of ordinary shares	(1,588,636)	(3,557,204)	(6,181,156)	(6,282,571)
Treasury shares used to settle share-based compensation awards	—	2,319	51,162	72,687
Balance at end of period	(27,208,571)	(16,072,700)	(27,208,571)	(16,072,700)

Employee Benefit Trusts:
Balance at beginning of period	(283,604)	(849,482)	(846,491)	(833,189)
New shares purchased	—	—	—	(600,000)
Employee Benefit Trust shares used to settle share-based compensation awards	7,953	2,840	570,840	586,547
Balance at end of period	(275,651)	(846,642)	(275,651)	(846,642)
Total shares outstanding at end of period	204,686,960	215,251,840	204,686,960	215,251,840
Two Employee Benefit Trusts have been established in connection with the Company’s discretionary share option plans and long-term incentive plans. Dividends due on shares held by the Employee Benefit Trusts are waived in accordance with the provisions of the trust deeds. At April 30, 2023 and July 31, 2022, the shares held in trusts had market values of $39 million and $107 million, respectively.
Share Repurchases
In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares. In March 2022 and September 2022, the Company announced an increase in its share repurchase program of $1.0 billion and $0.5 billion, respectively. As of April 30, 2023, the Company has completed $2.3 billion of the total announced $2.5 billion repurchase program. The Company is currently purchasing shares under an irrevocable and non-discretionary arrangement with $114 million in accrued repurchases remaining, which is recorded as a current liability in the condensed consolidated balance sheet.
In June 2023, the Company extended the share repurchase program by an additional $0.5 billion, bringing the total authorized repurchases to $3.0 billion.
Note 12: Share-based compensation
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

Awards granted under the LTIP vest at the end of a three-year performance period. For grants awarded prior to fiscal 2023, the number of ordinary shares to be issued upon vesting will vary based on Company measures of inflation-indexed earnings per share (“EPS”), cash flow and total shareholder return (“TSR”) compared to a peer company set. Based on the performance conditions of these awards granted prior to fiscal 2023, these LTIP grants are treated as liability-settled awards. As such, the fair value of these awards is initially determined at the date of grant, and is remeasured at each balance sheet date until the liability is settled. Dividends accrue during the vesting period. As of April 30, 2023 and July 31, 2022, the total liability recorded in connection with these grants was $10 million and $11 million, respectively.
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
The following table summarizes the share-based incentive awards activity for the nine months ended April 30, 2023:

	Number of Shares	Weighted-Average grant date fair value
Outstanding at July 31, 2022	1,576,554	$100.03
Time vested grants	119,470	100.71
Performance vested grants	279,798	100.71
LTIP, equity-settled grants	37,676	91.84
Share adjustments based on performance	(37,664)	108.33
Vested	(615,611)	75.51
Forfeited	(106,416)	110.83
Outstanding at April 30, 2023	1,253,807	$110.88
The following table relates to time vested, performance vested and long-term incentive awards activity:

Nine months ended
April 30,
(In millions, except per share amounts)	2023
Fair value of awards vested	$67
Weighted-average grant date fair value per share granted	$99.94
The following table relates to all share-based compensation awards:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2023	2022	2023	2022
Share-based compensation expense (within SG&A)	$11	$12	$38	$44
Income tax benefit	3	3	10	11
The total unrecognized share-based compensation expense at April 30, 2023 was $60 million and is expected to be recognized over a weighted-average period of 1.7 years.

Note 13: Acquisitions
The Company acquired the following businesses during the nine months ended April 30, 2023. Each of the acquired businesses is engaged in the distribution of plumbing and heating products and was acquired to support growth, primarily in the United States. All transactions have been accounted for by the acquisition method of accounting.

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
The following table summarizes the preliminary purchase price allocation for the assets acquired and liabilities assumed in regards to the Company's acquisitions:

(In millions)
Intangible assets:
Trade names and brands	$4
Customer relationships	62
Other	1
Right of use assets	17
Property, plant and equipment	5
Inventories	87
Trade and other receivables	32
Lease liabilities	(17)
Trade and other payables	(39)
Provisions	(4)
Total	148
Goodwill	52
Consideration	$200
Satisfied by:
Cash	$179
Deferred consideration	$21
Total consideration	$200
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
The goodwill on these acquisitions is attributable to the anticipated profitability of the new markets and product ranges to which the Company has gained access and additional profitability, operating efficiencies and other synergies available in connection with existing markets. All goodwill acquired during the nine months ended April 30, 2023 is in the United States segment with all goodwill expected to be deductible for tax purposes.

Deferred consideration represents the expected payout due to certain sellers of acquired businesses that is subject to either 1) a contractual settle-up period or 2) contingent on achieving contractually defined performance metrics. If the deferred consideration is contingent on achieving performance metrics, the liability is estimated using assumptions regarding the expectations of an acquiree’s ability to achieve the contractually defined performance metrics over a period of time that typically spans one to three years. When ultimately paid, deferred consideration is reported as a cash outflow from financing activities.
The businesses acquired during the year-to-date period of fiscal 2023 contributed $122 million to net sales and $3 million in losses to the Company’s income before income tax, including acquired intangible asset amortization, transaction and integration costs for the period between the applicable date of acquisition and April 30, 2023.
The net outflow of cash related to business acquisitions is as follows:

Nine months ended
(In millions)	April 30, 2023
Purchase consideration	$179
Cash, cash equivalents and bank overdrafts acquired	—
Cash consideration paid, net of cash acquired	179
Deferred and contingent consideration(1)	17
Net cash outflow in respect of the purchase of businesses	$196

(1) Included in other financing activities in the Condensed Consolidated Statements of Cash Flows.
Pro forma disclosures
If each acquisition had been completed on the first day of the prior fiscal year, the Company’s unaudited pro forma net sales would have been:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2023	2022	2023	2022
Pro forma net sales	$7,140	$7,366	$22,005	$20,830
The impact on income before income tax, including additional amortization, transaction costs and integration costs would not be material in the three and nine months ended April 30, 2023 and 2022.
These unaudited pro forma results do not necessarily represent financial results that would have been achieved had the acquisition actually occurred at the beginning of the prior fiscal year.
Note 14: Related party transactions
For the three and nine month periods ended April 30, 2023, the Company purchased $9 million and $22 million, respectively, compared with $5 million and $16 million in 2022, respectively, of delivery, installation and related administrative services from companies that are, or are indirect wholly-owned subsidiaries of companies that are, controlled or significantly influenced by a Ferguson non-executive director. No material amounts are due to such companies. The services were purchased on an arm’s-length basis.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding the Company’s operational and financial performance for the three and nine month periods ended April 30, 2023 and 2022, respectively. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing in “Item 1. Financial Statements” of this Quarterly Report (the “Condensed Consolidated Financial Statements”) and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of the Annual Report.
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
The following table presents highlights of the Company’s performance for the periods below:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Net sales	$7,140	$7,284	$21,896	$20,595
Income from continuing operations	336	546	1,305	1,517

Earnings per share from continuing operations - diluted	1.63	2.50	6.28	6.88

Net cash provided by operating activities of continuing operations			1,806	681

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	657	747	2,103	2,102
Adjusted earnings per share - diluted	2.20	2.50	7.07	6.93

(1) The Company uses certain non-GAAP measures, which are not defined or specified under U.S. GAAP. See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
For the third quarter of fiscal 2023, net sales decreased by 2.0% compared to the third quarter of fiscal 2022, primarily due to lower sales volume and one fewer sales day, partially offset by price inflation (approximately 5%), as well as incremental revenue from acquisitions.
For the third quarter of fiscal 2023, income from continuing operations decreased by 38.5% compared to the third quarter of fiscal 2022. This decline was primarily due to impairment and other charges related to certain IT projects and branch closures, as well as lower sales and the associated gross profit. Adjusted operating profit decreased by 12.0% in the third quarter of fiscal 2023, reflecting lower sales and the associated gross profit compared to the same period in the prior fiscal year.
For the third quarter of fiscal 2023, diluted earnings per share from continuing operations was $1.63 (adjusted diluted earnings per share: $2.20), decreasing 34.8% compared to the prior fiscal year period (12.0% on an adjusted basis) due to lower income from continuing operations, though partially offset by the impact of share repurchases.
Net cash provided by operating activities from continuing operations increased to $1.8 billion in the year-to-date period of fiscal 2023 compared to $681 million in the same period of fiscal 2022, primarily reflecting improved working capital management, particularly inventory.

Results of Operations

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2023	2022	2023	2022
Net sales	$7,140	$7,284	$21,896	$20,595
Cost of sales	(5,000)	(5,079)	(15,273)	(14,274)
Gross profit	2,140	2,205	6,623	6,321
Selling, general and administrative expenses	(1,435)	(1,415)	(4,376)	(4,091)
Impairments and other charges	(127)	—	(127)	—
Depreciation and amortization	(81)	(78)	(243)	(224)
Operating profit	497	712	1,877	2,006
Interest expense, net	(48)	(22)	(136)	(71)
Other expense, net	(2)	—	(7)	(2)
Income before income taxes	447	690	1,734	1,933
Provision for income taxes	(111)	(144)	(429)	(416)
Income from continuing operations	$336	$546	$1,305	$1,517
Net sales
Net sales were $7.1 billion in the third quarter of fiscal 2023, a decrease of $0.1 billion, or 2.0%, compared to the same period in fiscal 2022. The decrease in net sales was primarily driven by lower sales volume, as well as a 1.6% decrease due to one fewer sales day compared to the same period in the prior fiscal year. These decreases were partially offset by price inflation of approximately 5% and a 2.4% increase in incremental sales from acquisitions. The Company’s decrease in net sales was primarily driven by its United States segment due to declines in the residential end markets, partially offset by growth in non-residential sales compared to the prior fiscal year period.
Net sales were $21.9 billion in the year-to-date period of fiscal 2023, an increase of $1.3 billion, or 6.3%, compared to the same period in fiscal 2022. The increase in net sales was primarily driven by price inflation of approximately 10%, as well as a 2.6% increase in sales from acquisitions, partially offset by lower sales volume. On a year-to-date basis, the Company’s sales growth was driven by its United States segment, growing 6.8%, mainly due to growth in the non-residential end markets, along with solid growth in the first half of fiscal 2023 in residential markets.
For further discussion on the Company’s net sales, see the “Segment results” section below.
Gross profit
Gross profit was $2.1 billion in the third quarter of fiscal 2023, a decrease of $0.1 billion, or 2.9%, compared to the same period in fiscal 2022, primarily reflecting decreased net sales. Gross profit as a percentage of sales was 30.0% and 30.3% in the third quarters of fiscal 2023 and fiscal 2022, respectively. The decrease of 0.3% primarily reflected the price realization benefit in the prior fiscal year period due to price inflation which exceeded the weighted average cost of inventory sold in certain commodity categories.
Gross profit was $6.6 billion in the year-to-date period of fiscal 2023, an increase of $0.3 billion, or 4.8%, compared to the same period in fiscal 2022, reflecting higher sales. Gross profit as a percentage of sales was 30.2% and 30.7% in the year-to-date period of fiscal 2023 and fiscal 2022, respectively. The factors impacting the year-to-date comparison were largely the same as those noted above for the quarter.
Selling, general and administrative expenses
SG&A expenses were $1.4 billion in the third quarter of fiscal 2023, an increase of $20 million, or 1.4%, compared to the same period in fiscal 2022. SG&A as a percentage of sales was 20.1% and 19.4% in the third quarter of fiscal 2023 and fiscal 2022, respectively. The increase in SG&A as a percent of sales primarily reflects increased infrastructure and fleet costs, partially offset by the Company’s management of its labor base relative to sales growth.

SG&A expenses were $4.4 billion in the year-to-date period of fiscal 2023, an increase of $0.3 billion, or 7.0%, compared to the same period in fiscal 2022. SG&A as a percentage of sales was 20.0% and 19.9% in the year-to-date period of fiscal 2023 and fiscal 2022, respectively. The increase in SG&A as a percent of sales primarily reflects increased infrastructure costs, partially offset by the operating cost leverage resulting from the Company’s management of its labor base relative to sales growth.
Impairments and other charges
Internal use software
The Company has been upgrading portions of its IT systems to enhance customer experience and associate productivity. One of the solutions developed targeted certain branch transactional processes and was piloted at select locations. In the third quarter of fiscal 2023, the Company determined that this solution did not meet our customer service, speed and efficiency goals. As a result, the Company chose not to proceed with this component and recorded a non-cash impairment charge of $107 million of previously capitalized software costs in the United States.
Branch closures
During the third quarter of fiscal 2023, the Company recorded charges of $20 million related to the closure of 44 smaller, underperforming branches in the United States, primarily related to impairment of lease assets and related fixed assets.
Net interest expense
Net interest expense was $48 million in the third quarter of fiscal 2023 compared to $22 million in the third quarter of fiscal 2022. The change in net interest expense in the year-over-year comparison was primarily due to an increase in average debt related to the Company’s $1.0 billion unsecured senior notes offering at the end of the third quarter of fiscal 2022, the $500 million of term loans entered into during the first quarter of fiscal 2023, both of which were executed to provide additional flexibility to invest in the Company’s capital priorities. In addition to the above, and to a lesser extent, the higher interest expense compared to the third quarter of fiscal 2022 was due to increased interest rates on the Company’s variable rate debt.
In the year-to-date periods, net interest expense was $136 million in fiscal 2023 compared with $71 million in fiscal 2022. The factors impacting the year-to-date comparison were largely the same as those noted for the quarter.
Income tax
Income tax expense was $111 million for the third quarter of fiscal 2023, a decrease of $33 million, or 22.9%, compared to the same period in fiscal 2022 due to the decrease in income before taxes. In the year-to-date period of fiscal 2023, income tax expense was $429 million, an increase of $13 million, or 3.1%, compared to the same period in fiscal 2022. The Company’s effective tax rates attributable to continuing operations were 24.8% and 20.9% for the third quarters of fiscal 2023 and 2022, respectively. The effective tax rates were 24.7% and 21.5% for the year-to-date periods of fiscal 2023 and 2022, respectively. For each of the year-over-year comparisons, the increase in the effective tax rate was mainly due to discrete tax benefits recorded in fiscal 2022 related to prior year adjustments and releases of uncertain tax positions following the closure of tax audits.
Net income
Income from continuing operations for the third quarter of fiscal 2023 was $336 million, a decrease of $210 million, or 38.5%, compared to the same period in fiscal 2022 due to the elements described in the sections above.
Income from continuing operations for the year-to-date period of fiscal 2023 was $1,305 million, a decrease of $212 million, or 14.0%, compared to the same period in fiscal 2022 due to the elements described in the sections above.

Segment results
United States

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2023	2022	2023	2022
Net sales	$6,827	$6,938	$20,863	$19,528
Adjusted operating profit	664	736	2,088	2,064
Net sales for the United States segment were $6.8 billion in the third quarter of fiscal 2023, a decrease of $0.1 billion, or 1.6%, compared to the prior year period. The decrease in net sales was primarily driven by lower volume, as well as a 1.6% impact from one fewer sales day. These decreases were partially offset by price inflation of approximately 5%, as well as a 2.5% increase in sales from acquisitions. Sales in residential markets, which comprise over half of segment net sales, decreased 5.8%, driven by a reduction in new construction due to slowing housing starts and permit activity, partially offset by more resilient RMI sales. Sales growth in non-residential markets was 3.4%, with growth in each of the civil/infrastructure, commercial and industrial end markets.
On a year-to-date basis, net sales for the United States segment were $20.9 billion in fiscal 2023, an increase of $1.3 billion, or 6.8%, compared to the same prior year period. The increase in net sales was primarily driven by price inflation of approximately 10%, as well as a 2.7% increase in sales from acquisitions. These increases were partially offset by lower volume. Sales growth in non-residential markets was 11.2%, with growth in each of the civil/infrastructure, commercial and industrial end markets. Sales growth in residential markets was 3.2%, driven by higher RMI sales, partially offset by lower sales in new construction in light of slowing housing starts and permit activity.
The following table illustrates net sales growth by end market:

	% of United States segment net sales		United States segment net sales growth
	Three months ended April 30, 2023	Nine months ended April 30, 2023	Three months ended April 30, 2023	Nine months ended April 30, 2023
Residential	52%	53%	(5.8)%	3.2%
Non-residential	48	47	3.4	11.2
Total			(1.6)%	6.8%
Adjusted operating profit for the United States segment was $664 million for the third quarter of fiscal 2023, a decrease of $72 million, or 9.8%, compared to the same prior year period, primarily reflecting lower gross profit in light of lower sales, as well as increased infrastructure and fleet costs, partially offset by the operating cost leverage resulting from the Company’s management of its labor base and lower variable incentive costs.
On a year-to-date basis, adjusted operating profit for the United States segment was $2,088 million in fiscal 2023, an increase of $24 million, or 1.2%, compared to the same prior year period, primarily due to net sales growth and labor cost leverage.
Canada

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2023	2022	2023	2022
Net sales	$313	$346	$1,033	$1,067
Adjusted operating profit	7	20	54	77
Net sales for the Canada segment were $313 million in the third quarter of fiscal 2023, a decrease of $33 million, or 9.5%, compared to the same period in fiscal 2022. This decrease in net sales was primarily due to a 6.2% impact of foreign currency exchange rates and lower volumes, as well as a 1.8% impact due to fewer sales days. These impacts were partially offset by sales price inflation of approximately 6%.
On a year-to-date basis, net sales for the Canada segment were $1,033 million in fiscal 2023, a decrease of $34 million, or 3.2%, compared to the same prior year period. The factors impacting the year-over year comparison were largely the same as for the quarter. The impact of price inflation was approximately 9%.
Adjusted operating profit for the Canada segment in the third quarter and year-to-date period of fiscal 2023 decreased compared to the same periods in the prior year, respectively, due to lower sales.

Non-GAAP Reconciliations and Supplementary Information
The Company reports its financial results in accordance with U.S. GAAP. However, the Company believes certain non-GAAP financial measures provide users of the Company’s financial information with additional meaningful information to assist in understanding financial results and assessing the Company’s performance from period to period. These non-GAAP measures include adjusted operating profit, adjusted net income, adjusted earnings per share (“adjusted EPS”) - diluted. Management believes these measures are important indicators of operations because they exclude items that may not be indicative of our core operating results and provide a better baseline for analyzing trends in our underlying businesses, and they are consistent with how business performance is planned, reported and assessed internally by management and the Company’s Board of Directors. Such non-GAAP adjustments include amortization of acquired intangible assets, discrete tax items, and any other items that are non-recurring. Non-recurring items may include business restructuring charges, corporate restructuring charges, which includes costs associated with the Company’s listing in the United States, gains or losses on the disposals of businesses which by their nature do not reflect primary operations, as well as certain other items deemed non-recurring in nature and/or that are not a result of the Company’s primary operations. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for results reported under U.S. GAAP. These non-GAAP financial measures reflect an additional way of viewing aspects of operations that, when viewed with U.S. GAAP results, provide a more complete understanding of the business. The Company strongly encourages investors and shareholders to review the Company’s financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
Reconciliation of net income to adjusted operating profit
The following table reconciles net income (U.S. GAAP) to adjusted operating profit (non-GAAP):

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2023	2022	2023	2022
Net income	$336	$546	$1,305	$1,542
Income from discontinued operations (net of tax)	—	—	—	(25)
Income from continuing operations	336	546	1,305	1,517
Provision for income taxes	111	144	429	416
Interest expense, net	48	22	136	71
Other expense, net	2	—	7	2
Operating profit	497	712	1,877	2,006
Corporate restructurings(1)	—	5	—	12
Impairments and other charges(2)	127	—	127	—
Amortization of acquired intangibles	33	30	99	84
Adjusted operating profit	$657	$747	$2,103	$2,102
(1)For the three and nine months ended April 30, 2022, corporate restructuring costs related to the incremental costs of the Company’s listing in the United States.
(2)For the three and nine months ended April 30, 2023, impairments and other charges related to the $107 million in software impairment charges in the United States, as well as $20 million in charges associated with the closure of certain smaller, underperforming branches in the United States.

Reconciliation of net income to adjusted net income and adjusted EPS - diluted
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS - diluted (non-GAAP):

	Three months ended
	April 30,
(In millions, except per share amounts)	2023		2022
		per share(1)		per share(1)
Net income	$336	$1.63	$546	$2.50
Income from discontinued operations (net of tax)	—	—	—	—
Income from continuing operations	336	1.63	546	2.50
Corporate restructurings(2)	—	—	5	0.02
Impairments and other charges(3)	127	0.62	—	—
Amortization of acquired intangibles	33	0.16	30	0.14
Discrete tax adjustments(4)	(1)	(0.01)	(33)	(0.15)
Tax impact on non-GAAP adjustments(5)	(41)	(0.20)	(2)	(0.01)
Adjusted net income	$454	$2.20	$546	$2.50

Diluted weighted-average shares	206.1		218.0

	Nine months ended
	April 30,
(In millions, except per share amounts)	2023		2022
		per share(1)		per share(1)
Net income	$1,305	$6.28	$1,542	$6.99
Income from discontinued operations (net of tax)	—	—	(25)	(0.11)
Income from continuing operations	1,305	6.28	1,517	6.88
Corporate restructurings(2)	—	—	12	0.05
Impairments and other charges(3)	127	0.61	—	—
Amortization of acquired intangibles	99	0.48	84	0.38
Discrete tax adjustments(4)	(4)	(0.02)	(72)	(0.33)
Tax impact on non-GAAP adjustments(5)	(57)	(0.28)	(12)	(0.05)
Adjusted net income	$1,470	$7.07	$1,529	$6.93

Diluted weighted-average shares	207.9		220.6
(1)Per share on a dilutive basis.
(2)For the three and nine months ended April 30, 2022, corporate restructuring costs related to the incremental costs of the Company’s listing in the United States.
(3)For the three and nine months ended April 30, 2023, impairments and other charges related to the $107 million in software impairment charges in the United States, as well as $20 million in charges associated with the closure of certain smaller, underperforming branches in the United States.
(4)For the three and nine months ended April 30, 2023, discrete tax items primarily related to adjustments in connection with amended returns. For the three and nine months ended April 30, 2022, the discrete tax adjustments primarily related to prior year tax adjustments, including the release of uncertain tax positions following the closure of tax audits and amended tax returns.
(5)For the three and nine months ended April 30, 2023, the tax impact on non-GAAP adjustments primarily related to the tax impact on the impairments and other charges and amortization of acquired intangibles. For the three and nine months ended April 30, 2022, the tax impact on non-GAAP adjustments primarily related to the tax impact on the amortization of acquired intangibles.

Liquidity and Capital Resources
The Company believes its current cash position coupled with cash flow anticipated to be generated from operations and access to capital should be sufficient to meet its operating cash requirements for the next 12 months and would also enable the Company to invest and fund acquisitions, capital expenditures, dividend payments, share repurchases, required debt payments and other contractual obligations through the next several fiscal years. The Company also anticipates that it will have the ability to obtain alternative sources of financing, if necessary.
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
Cash flows
As of April 30, 2023 and July 31, 2022, the Company had cash and cash equivalents of $625 million and $771 million, respectively.
As of April 30, 2023, the Company’s total debt was $3.9 billion. In addition, the Company had $2.8 billion of available liquidity, comprising readily available cash to fund operations of $529 million, excluding cash of $96 million in Ferguson Insurance Limited, primarily used to collateralize letters of credit, and $2.3 billion of undrawn facilities. The Company anticipates that it will be able to meet its debt obligations as they become due.
Cash flows from operating activities

	Nine months ended
	April 30,
(In millions)	2023	2022
Net cash provided by operating activities	$1,802	$681
Net cash provided by operating activities was $1,802 million for the year-to-date period of fiscal 2023 compared to $681 million in the same period of fiscal 2022. The $1,121 million increase was primarily driven by improved working capital management, particularly inventory and receivables, compared to the same period in fiscal 2022 when the Company made strategic investments in working capital to better serve customers during times of significant supply chain disruption. These improvements were partially offset by a decrease in accounts payable, due to the timing of vendor payments, as well as higher cash paid for interest.
Cash flows from investing activities

	Nine months ended
	April 30,
(In millions)	2023	2022
Net cash used in investing activities	($543)	($451)
Net cash used in investing activities was $543 million for the year-to-date period of fiscal 2023 compared to $451 million in the same period of fiscal 2022.
During the year-to-date periods of fiscal 2023 and fiscal 2022, the Company invested $179 million and $275 million, respectively, in new acquisitions.
Capital expenditure totaled $361 million and $195 million in the year-to-date periods of fiscal 2023 and fiscal 2022, respectively. These investments were primarily for strategic projects to support future growth, such as new market distribution centers, our branch network and new technology.

Cash flows from financing activities

	Nine months ended
	April 30,
(In millions)	2023	2022
Net cash used in financing activities	($1,389)	($383)
Net cash used in financing activities was $1,389 million in the year-to-date period of fiscal 2023 compared to $383 million in the year-to-date period of fiscal 2022.
Dividends paid to shareholders were $557 million and $364 million in the year-to-date periods of fiscal 2023 and fiscal 2022, respectively. As announced in December 2022, the Company has transitioned to and intends to maintain a quarterly dividend distribution schedule, subject to approval by the Company’s Board of Directors in future periods.
Share repurchases under the Company’s announced share repurchase program were $784 million and $918 million in the year-to-date periods of fiscal 2023 and fiscal 2022, respectively. The Company has not made any purchases in fiscal 2023 in connection with its Employee Benefit Trusts compared with $92 million in the first nine months of fiscal 2022.
Net repayments of debt were $30 million compared to net proceeds from debt of $989 million in the year-to-date periods of fiscal 2023 and fiscal 2022, respectively. In the first quarter of fiscal 2023, the Company borrowed $500 million of term loans, partially offset by the repayment of $250 million due to the maturity of certain Private Placement Notes (as defined below) and $280 million in net repayments of the Receivables Facility. In April 2022, the Company issued $1.0 billion in unsecured senior notes and repaid amounts previously borrowed in fiscal 2022 under the Receivables Facility.
Reinvestment of unremitted earnings
As disclosed in the Annual Report, we consider foreign earnings of specific subsidiaries to be indefinitely reinvested. If at some future date, the Company ceases to be permanently reinvested in these foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference on these specific foreign subsidiaries. The potential impact in connection with these items has not materially changed since the end of fiscal 2022.
Debt facilities
The following section summarizes certain material provisions of our debt facilities. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing this indebtedness.

	As of
(In millions)	April 30, 2023	July 31, 2022
Total debt	$3,894	$3,929
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
As of April 30, 2023, no borrowings were outstanding under the Revolving Facility.
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
As of April 30, 2023, $175 million in borrowings were outstanding under the Receivables Facility.
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
The Company was in compliance with all debt covenants for all of these debt obligations and facilities that were in effect as of April 30, 2023.
See note 6 to the Condensed Consolidated Financial Statements for further details regarding the Company’s debt, as well as notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report.
There have been no significant changes to the Company’s policies on accounting for, valuing and managing the risk of financial instruments during the third quarter of fiscal 2023.
Critical accounting policies and estimates
There have been no material changes to our critical accounting policies as disclosed in the Annual Report.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in the Annual Report.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of April 30, 2023. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” in the Annual Report, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes in our risk factors from those disclosed in the Annual Report.
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
The following table presents the number and average price of shares purchased in each month of the third quarter of fiscal 2023:

(In millions, except share count and per share amount)	(a) Total Number of Shares Purchased	(b) Average Prices Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(1)	(d) Maximum Value of Shares that May Yet Be Purchased Under the Program(1)(2)
February 1 - February 28, 2023	451,184	$147.02	451,184	$318
March 1 - March 31, 2023	752,528	138.53	752,528	213
April 1 - April 30, 2023	384,924	128.18	384,924	164
	1,588,636		1,588,636

(1) In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares. In March 2022 and September 2022, the Company announced an increase in its share repurchase program of $1.0 billion and $0.5 billion, respectively. As of April 30, 2023, the Company has completed $2.3 billion of the total announced $2.5 billion repurchase program. The Company is currently purchasing shares under an irrevocable and non-discretionary arrangement with $114 million in accrued repurchases remaining, which is recorded as a current liability in the condensed consolidated balance sheet. In June 2023, the Company extended the share repurchase program by an additional $0.5 billion, bringing the total authorized repurchases to $3.0 billion.
(2) As of January 1, 2023, the Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired in the condensed consolidated statements of shareholders’ equity.
Item 5.Other Information
The Company has determined that it will no longer qualify as a foreign private issuer, effective as of August 1, 2023, and will be considered a U.S. domestic issuer. The Company expects to hold its 2023 Annual General Meeting (the “Annual General Meeting”) in November 2023. The Annual General Meeting will be held at a date, time and location to be specified in the Company’s notice of meeting and proxy statement related to the Annual General Meeting for which the Company will utilize and rely on the notice-and-access method of delivering meeting materials, soliciting proxies and receiving voting instructions from shareholders adopted by the SEC. As previously reported in the Current Report on Form 8-K filed with the SEC on April 20, 2023, because this will be the Company’s first annual general meeting as a U.S. domestic issuer, the Company is providing the following due dates for the submission of qualified shareholder proposals or qualified shareholder nominations.
Shareholder Proposals Under Rule 14a-8
The deadline for submitting a shareholder proposal for inclusion in the Company’s proxy materials for the Annual General Meeting pursuant to Rule 14a-8 (the “Rule”) under the Exchange Act is June 29, 2023. For a shareholder proposal to be considered in accordance with the Rule, it must be received by the Secretary of the Company at the Company’s principal executive offices at 1020 Eskdale Road, Winnersh Triangle, Wokingham, Berkshire, United Kingdom RG41 5TS, no later than 5:00 p.m. (U.K. time) on that date, and comply with all other procedures and requirements set forth in the Rule.
Other Shareholder Proposals or Nominations
In accordance with the advance notice requirements contained in the Articles of Association of the Company (the “Articles”), for director nominations or other business to be brought before the Annual General Meeting by a shareholder, other than Rule 14a-8 proposals described above, written notice to the Secretary of the Company must be delivered to, or be mailed and received at, the principal executive offices of the Company between the close of business on July 3, 2023 and the close of business on August 2, 2023. These shareholder notices also must comply with the additional requirements set forth in the Articles and will not be effective otherwise.
In addition to satisfying the requirements under the Articles, to comply with the SEC’s universal proxy rules, shareholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act no later than October 2, 2023.

Item 6.Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

(a)	Exhibits

Exhibit	Description
10.1
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated as of February 10, 2023, amending the Receivables Purchase Agreement, dated as of July 31, 2013, as amended, by and among, Ferguson plc, Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC, as servicer and an originator, Energy & Process Corporation, HP Products Corporation, DBS Holdings, Inc. and Ferguson Fire & Fabrication, Inc., as originators, the conduit purchasers from time to time party thereto, the committed purchasers from time to time party thereto, the letter of credit banks from time to time party thereto, the facility agents from time to time party thereto and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on March 8, 2023).

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
June 7, 2023

Ferguson plc
/s/ William Brundage
Name:	William Brundage
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)