Form 10-K
period 2023-07-31
Ferguson plc
filed 2023-09-26
CIK 1832433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financing reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒ No
The aggregate market value of the voting shares held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Ferguson plc’s most recently completed second fiscal quarter (January 31, 2023), was $29,332,352,096. Ferguson plc has no non-voting common equity. As of September 11, 2023, the number of outstanding ordinary shares was 203,983,731.
Documents Incorporated by Reference:
The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual General Meeting to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates (the “2023 Proxy Statement”).

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
FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Certain information included in this Annual Report is forward-looking, including within the meaning of the Private Securities Litigation Reform Act of 1995, and involves risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Forward-looking statements cover all matters which are not historical facts and include, without limitation, statements or guidance regarding or relating to our future financial position, results of operations and growth, projected interest in and ownership of our ordinary shares by investors including as a result of inclusion in North American market indices, plans and objectives for the future including our capabilities and priorities, risks associated with changes in global and regional economic, market and political conditions, ability to manage supply chain challenges, ability to manage the impact of product price fluctuations, our financial condition and liquidity, legal or regulatory changes, statements regarding our expectations for U.S. residential and non-residential growth drivers and other statements concerning the success of our business and strategies.
Forward-looking statements can be identified by the use of forward-looking terminology, including terms such as “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “intends,” “continues,” “plans,” “projects,” “goal,” “target,” “aim,” “may,” “will,” “would,” “could” or “should” or, in each case, their negative or other variations or comparable terminology and other similar references to future periods. Forward-looking statements speak only as of the date on which they are made. They are not assurances of future performance and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Although we believe that the forward-looking statements contained in this Annual Report are based on reasonable assumptions, you should be aware that many factors could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
•weakness in the economy, market trends, uncertainty and other conditions in the markets in which we operate, and other factors beyond our control, including disruption in the financial markets and any macroeconomic or other consequences of the current conflict in Ukraine or potential conflict between China and Taiwan;
•failure to rapidly identify or effectively respond to direct and/or end customers’ wants, expectations or trends, including costs and potential problems associated with new or upgraded information technology systems or our ability to timely deploy new omni-channel capabilities;
•decreased demand for our products as a result of operating in highly competitive industries and the impact of declines in the residential and non‐residential markets, as well as the repair, maintenance and improvement (“RMI”) and new construction markets;

•changes in competition, including as a result of market consolidation or competitors responding more quickly to emerging technologies (such as generative artificial intelligence (“AI”));
•failure of a key information technology system or process as well as exposure to fraud or theft resulting from payment‐related risks;
•privacy and protection of sensitive data failures, including failures due to data corruption, cybersecurity incidents or network security breaches;
•ineffectiveness of or disruption in our domestic or international supply chain or our fulfillment network, including delays in inventory availability at our distribution facilities and branches, increased delivery costs or lack of availability;
•failure to effectively manage and protect our facilities and inventory or to prevent personal injury to customers, suppliers or associates, including as a result of workplace violence;
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
•inability to renew leases on favorable terms or at all, as well as any remaining obligations under a lease when we close a facility;
•changes in, interpretations of, or compliance with tax laws in the United States, the United Kingdom, Switzerland or Canada;
•our indebtedness and changes in our credit ratings and outlook;
•fluctuations in product prices (e.g., commodity-priced materials, inflation/deflation) and foreign currency;
•funding risks related to our defined benefit pension plans;
•legal proceedings as well as failure to comply with domestic and foreign laws, regulations and standards, as those laws, regulations and standards or interpretations and enforcement thereof may change, or the occurrence of unforeseen developments such as litigation;
•our failure to comply with the obligations associated with being a U.S. domestic issuer and the costs associated therewith;
•the costs and risk exposure relating to environmental, social and governance (“ESG”) matters, including sustainability issues, regulatory or legal requirements, and disparate stakeholder expectations;
•adverse impacts caused by a public health crisis; and
•other risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of this Annual Report.
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

Part I
Item 1.Business
Overview
Ferguson’s operations are based, through its subsidiaries, in North America. Ferguson is a leading value-added distributor in North America providing expertise, solutions and products from infrastructure, plumbing and appliances to heating, ventilation and air conditioning (“HVAC”), fire, fabrication and more. We exist to make our customers’ complex projects simple, successful and sustainable. We sell through a common network of distribution centers, branches, counter service and specialist sales associates, showroom consultants and e-commerce channels.
The Company has a long history and maintained businesses throughout Europe, Canada and the United States in the 1900s. In the early 2000s, the Company’s focus shifted to attractive North American markets. As a result, the operating businesses across Europe were disposed of through various transactions, most recently in 2021. As part of this transition and following a corporate restructuring, the Company became the ultimate holding company for the business in 2019.
The Company was incorporated and registered in Jersey as Alpha JCo Limited on March 8, 2019 under the Companies (Jersey) Law 1991, as amended (the “Jersey Companies Law”), as a private limited company with company number 128484. The Company converted its status to a public limited company and changed its name, first to Ferguson Newco plc on March 26, 2019, and then to Ferguson plc on May 10, 2019. Our jurisdiction of organization is Jersey and we manage our affairs so that we are centrally managed and controlled in the United Kingdom and therefore we are a tax resident of the United Kingdom.
The Company’s corporate headquarters is located at 1020 Eskdale Road, Winnersh Triangle, Wokingham, Berkshire RG41 5TS and its telephone number is +44 (0) 118 927 3800. The Company is also registered in the United Kingdom as Ferguson Group Holdings, U.K. Establishment No. BR021199. Our management office in the United States is located at 751 Lakefront Commons, Newport News, VA 23606.
Ferguson is listed on the New York Stock Exchange (NYSE: FERG) and the London Stock Exchange (LSE: FERG).
Business segments
The Company’s reportable segments are established based on how the Company manages its business and allocates resources, which is on a geographical basis. The Company’s reportable segments are the United States and Canada. For further segment information, see Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Revenue and segment information of the Notes to the Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Annual Report (the “Consolidated Financial Statements”). Below is a description of the Company’s reportable segments.
United States segment
The United States segment contributed 95%, 95% and 94% of net sales from continuing operations in fiscal 2023, 2022 and 2021, respectively.
The United States segment operates primarily under the Ferguson brand and provides expertise, solutions, and products, from infrastructure, plumbing and appliances to HVAC, fire, fabrication and more, to residential and non-residential customers. Its products are delivered through a common network of distribution centers, branches, counter service and specialist sales associates, showroom consultants and e-commerce channels. As of July 31, 2023, the United States business operated 1,549 branches and 10 national distribution centers serving all 50 states with approximately 32,000 associates. These locations provide same-day and next-day product availability, which we believe to be a competitive advantage and an important requirement for customers. In addition, our United States business operates three market distribution centers (“MDCs”) in Denver, Colorado, Houston, Texas and Phoenix, Arizona for branch replenishment and final mile distribution to customers.
Canada segment
The Canada segment contributed 5%, 5% and 6% of net sales from continuing operations in fiscal 2023, 2022 and 2021, respectively.

The Canada segment operates primarily under the Wolseley brand and supplies plumbing, HVAC and refrigeration products to residential and commercial contractors. The Canada segment also supplies specialist water and wastewater treatment products to residential, commercial and infrastructure contractors, and supplies pipe, valves and fittings (“PVF”) solutions to industrial customers. As of July 31, 2023, the Canada business operated 213 branches with one national distribution center and approximately 3,000 associates.
Business model
We have a balanced approach to attractive end markets and serve customers principally in North America. Approximately 52% of our net sales are to residential markets and 48% to non-residential markets with net sales within the residential and non-residential markets balanced between RMI (approximately 60% of our net sales) and new construction (approximately 40% of our net sales), based on management’s estimates.
Ferguson operates in highly fragmented markets, with no one market dominated by any single distributor. We are positioned as one of the top distributors in most end markets we serve, including residential, commercial, civil/infrastructure and industrial.
Our business bridges the gap between a large and fragmented supplier base with an even larger and more fragmented customer base. As of July 31, 2023, we had approximately 36,000 suppliers, with no supplier accounting for more than 5% of total inventory purchases, which provides us access to a diverse and broad range of quality products. We serve our customers through a network of 11 national distribution centers, three MDCs, 5,700 fleet vehicles, 1,762 branches and approximately 35,000 associates, in each case, as of July 31, 2023.
Customers
We exist to make our customers’ complex projects simple, successful and sustainable. We offer expertise and a broad range of products delivered where and when our customers need them. Customers rely on us to help them deliver critical infrastructure spanning almost every stage of projects within the residential and non-residential markets. We partner with our customers to keep millions of homes and businesses operating while helping them to run their business more efficiently. No single customer accounted for more than 1% of our net sales in fiscal 2023.
Value-added products and solutions
Our value-added solutions include a variety of sales channels available to our customers ranging from inside and outside sales teams, sales centers, digital commerce capabilities, system-to-system capabilities, counter sales and showrooms. We also offer customized solutions such as virtual design, fabrication, valve actuation, pre-assembly, kitting, installation and project management services. With our value-added solutions, we aim to increase productivity for our customers and for the industry.
We source, distribute and sell products from domestic and international suppliers. Our products include branded products and own brand products that the Company sells exclusively in the market. We purchase from approximately 36,000 suppliers. Over 95% of the products sold in the United States are sourced from U.S.-based suppliers, while approximately 90% of the products sold in Canada are sourced from Canada-based suppliers.
Our branded and own brand products are generally available from several sources and are not typically subject to supply constraints in normal market conditions. In the United States, approximately 14% of net sales are derived from basic products containing significant amounts of commodity-priced materials, predominantly plastic, copper and steel, and other components which can be subject to volatile price changes based upon fluctuations in the commodities market. To a lesser extent, fluctuations in the price of fuel could affect transportation costs. In general, increases in such prices increase our operating costs and negatively impact our operating profit to the extent that such increases cannot be passed on to customers. Conversely, if competitive pressures allow us to hold prices despite relevant raw material prices falling, profitability can increase.
Fulfillment options for our customers include delivery, customer pick-up from our branches, counters and locker locations, and direct shipments.
We also offer after-sales support that comprises warranty, credit, project-based billing, returns and maintenance, repair and operations (“MRO”) support.

Global supply chain
We have a global supply chain which provides access to approximately 36,000 suppliers and we sell more than 1 million unique products each year. We operate an extensive network across North America, including two import centers, 11 national distribution centers and 1,762 branch locations as of July 31, 2023. Our network also includes three MDCs which provide greater access to key strategic markets and allows us to bring our products closer to our customers. These MDCs include automated picking and replenishment systems for the majority of items picked. This automation improves efficiency and reduces manual handling of certain products which supports associate health and safety.
Competitive conditions
We believe we are well-equipped to win new customers and generate attractive returns. We have leading positions in the residential and non-residential markets based on net sales as a percentage of overall market size. For fiscal 2023, approximately 52% and 48% of our net sales were derived from residential and non-residential end markets, respectively, and approximately 60% and 40% of our net sales were derived from the RMI and new construction sectors, respectively, based on management’s estimates. We have chosen to operate in each of these markets because we believe we can generate strong growth, solid gross and net margins and good returns on capital.
The markets we serve are highly fragmented with very few large competitors and a high number of small, local distributors, as well as mid-size regional distributors. While our market positions can be expanded through growth of our existing business, acquisitions also remain a core part of our growth strategy and we expect to focus on acquisitions that bolt-on to our existing branch network as well as acquisitions that provide further capabilities to serve our customers. We believe there is a significant opportunity for strong growth and continued consolidation within our markets.
Many customer projects require a range of products and solutions and we leverage our scale and expertise across the organization for the benefit of our customers. Specifically, we believe our network of suppliers, associates and the number of branches and distribution centers provides us with the scale and expertise to serve our customers better than our competitors do, as many of these competitors operate only locally. In addition, we also benefit from significant synergies to help lower operating costs and improve margins. We believe these factors enable continued growth in net sales as well as growth in cash flow and, therefore, may better enable us to provide investment returns to shareholders.
Our scale and expertise position us to be involved in all stages of our customers’ projects, including design, staging, and project management. Across all our customers, we take a consultative approach. We partner with our customers in an effort to guide complex projects to a successful conclusion, and to make the entire project better because Ferguson was involved.
Contractual relationships and seasonality
We are not dependent on any material licenses, industrial, commercial or financial contracts (including contracts with customers and suppliers) or new manufacturing processes. Our business is not highly seasonal although we generally experience the highest volume of sales in our fourth fiscal quarter which begins during the spring season in North America.
Intellectual property
We rely on a combination of intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary assets and our brands. We have registered or applied for registration of trademarks, service marks, and internet domain names, both domestically and internationally.
Regulatory landscape
Our operations are affected by various statutes, regulations and standards in the countries and markets in which we operate, including the United States and Canada. The amount of such regulation and the penalties for any breaches can vary. While we are not engaged in a highly regulated industry, we are subject to the laws governing businesses generally, including laws relating to competition, product safety, data protection, labor and employment practices, accounting and tax standards, international trade, fraud, bribery and corruption, land usage, the environment, health and safety, transportation, payment terms and other matters. We do not currently expect compliance with these laws and regulations to have a material effect on our capital expenditures, results of operations, or competitive position as compared to prior periods.
Human capital management
Our associates are fundamental to the long-term success of the Company. We continue to invest in the development of our associates and are committed to attracting, developing, engaging and retaining the best talent.

Our people
As of July 31, 2023, Ferguson employed approximately 35,000 associates, of which approximately 32,000 were in the United States, 3,000 were in Canada and a small number of associates were in certain other jurisdictions, including Asia, Switzerland, and the U.K.
The goal of our human capital management program is to attract diverse associates, develop associates to reach their full potential, and engage and retain the best talent – all contributing towards creating and maintaining a culture of inclusion where all associates can bring their true authentic selves to work every day.
Attracting diverse associates
Our hiring process is intended to reach a diverse talent pool to assist us in fostering a culture of innovation and acceptance through differences in thought, experience and perspective. We believe that the range of perspectives and experiences fostered by an inclusive and diverse organization gives us a competitive advantage, especially when it is shaped by a workforce that reflects the communities we serve.
Talent development
We place great emphasis on our associates’ development and provide opportunities to help them reach their full potential. Evidence of these opportunities can be seen in the career paths of our tenured leadership team. Through internal mobility, many of our leaders shifted from frontline roles to managerial roles. We offer a variety of leadership and development programs that develop skills and capabilities for our associates and leaders. These programs are tailored to associates’ leadership level and potential. The Company also offers associates professional development courses, many of which are on-demand and targeted at improving technical skills, sales, communication, well-being, critical thinking and relationship management skills. A mix of internal opportunities and external hires, blended with new talent through acquisitions, allows us to broaden the experience, knowledge and diversity of our leadership teams and overall workforce.
Associate engagement and retention
We champion engagement initiatives to further a culture where associates feel welcomed and valued. Our Business Resource Groups (“BRGs”) provide associates with opportunities to network with other associates and leaders, share common experiences, build allyship and strengthen Ferguson’s culture of inclusion and belonging within our organization. We currently maintain five BRGs supporting our Black, Women, LGBTQ+, Veteran and Hispanic/Latin American associates. Membership in our BRGs is open to all our associates. Each BRG is led by an executive sponsor, a chair and a leadership team who are voted into their roles by their respective BRG members.
We are committed to supporting our associates as well as customers and people within our communities. Through a variety of outreach efforts, we provide our associates with the opportunity to directly engage in community service and contribute to Ferguson being a good corporate citizen.
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

Compensation and rewards
To help attract and retain the best talent available in the market, we offer our associates competitive rewards packages. We regularly review the structure of our incentive programs for alignment with our talent attraction and retention policy, our purpose and values, and our goal to incentivize associates to take ownership of their performance. We are committed to rewarding our associates based on the delivery of business objectives, as well as outstanding individual performance. We offer a wide variety of health, welfare, and financial benefits to our full-time and part-time associates, including health care and insurance benefits, mental health and well-being resources, retirement plans, and an employee share purchase plan, among others.
We currently have several established recognition programs, where our top performing sales associates and managers receive recognition. The purpose of these programs is to demonstrate our appreciation for our associates and to recognize the exceptional performance and outstanding contributions they make to help support profitable growth in our business.
Health and safety
We strive to drive continuous improvement in our health and safety performance by maintaining high standards for our health and safety compliance programs and enforcing expected safe behaviors and global safety rules. We promote a culture of “first in safety,” which is supported by a commitment from our executive leadership and through engagement with our associates. We endeavor to ensure that at each location, our associates are well-informed about health and safety measures and are provided with the appropriate equipment and tools to protect themselves and those around them. Our safety efforts are further supported by the allocation of additional resources for safety improvements and the employment of dedicated safety professionals. Through continuous investment in health and safety, we strive to mitigate the risk of on-the-job injuries.
ESG Report
Additional information regarding our activities related to ESG matters, including our people and human capital strategy, can be found in our most recent ESG Report, which is available on our website. The contents of this report are not incorporated by reference into this Annual Report or in any other report or document we file with the SEC.
Available information
The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with these requirements, the Company files reports and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The Company’s website is corporate.ferguson.com. The Company’s reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the SEC.
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
Our financial performance depends significantly on industry trends and general economic conditions, including the state of the residential and non-residential markets, as well as changes in gross domestic product in the geographic markets in which we operate, particularly in the United States where we generated 95% of our net sales from continuing operations in fiscal 2023. We serve several end markets in which the demand for our products is sensitive to the construction activity, capital spending and demand for products of our customers. Many of these customers operate in markets that are subject to cyclical fluctuations resulting from market uncertainty, costs of goods sold, rising interest rates, currency exchange rates, labor shortages including a shortage of skilled trade professionals, work stoppages and strikes, foreign competition, offshoring of production, oil and natural gas prices, geopolitical developments, wage inflation and a variety of other factors beyond our control. In addition, geopolitical conflicts, such as the current conflict in Ukraine or potential conflict between China and Taiwan and any related international response, may exacerbate inflationary pressures, including causing increases in commodity prices and energy costs. Any of these factors could cause customers to idle or close facilities, delay purchases, reduce production levels or experience reductions in the demand for their own products or services.
Adverse conditions in, or uncertainty about, the markets in which we operate, the economy or the political climate could also adversely impact our customers and their confidence or financial condition, causing them to decide not to purchase our products or alter the timing of purchasing decisions or construction projects, and could also impact their ability to pay for products purchased from us. Other factors beyond our control, including but not limited to unemployment, interest rate and mortgage rate fluctuation, mortgage delinquency and foreclosure rates, inventory loss due to theft, foreign currency fluctuations, labor and healthcare costs, the availability of financing, disruption in the financial and credit markets, including as a result of instability in the banking sector and the failure of financial institutions, changes in tax laws affecting the real estate industry, product availability constraints as a result of ineffectiveness of or disruption to our domestic or international supply chain or the fulfillment network, weather, cybersecurity incidents or network security breaches, natural disasters, acts of terrorism, global pandemics, international trade tensions, and geopolitical uncertainties, could have a material adverse effect on our business, financial condition and results of operations.
Any of these events could impair the ability of our customers to make full and timely payments for, or reduce the volume of, products these customers purchase from us and could cause increased pressure on our selling prices and terms of sale. Accordingly, a significant or prolonged slowdown in activity in our relevant end markets could negatively impact net sales growth and results of operations. In addition, we have closed and may in the future have to close underperforming branches and/or showrooms from time to time as warranted by general economic conditions and/or weakness in the end markets in which we operate. Such closures could have a material adverse effect on our business, financial condition and results of operations.

We could be adversely impacted by declines in the residential and non-residential markets, as well as the RMI and new construction markets.
Our end markets focusing on the residential and non-residential markets as well as the RMI and new construction markets are dependent, in part, upon certain macroeconomic trends in these markets. In fiscal 2023, the Company’s net sales in the residential and non-residential markets generated approximately 52% and 48%, respectively, of net sales from continuing operations. Our sales within the residential and non-residential markets are divided further into RMI and new construction markets, which represent approximately 60% and 40%, respectively, of net sales from continuing operations.
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
We face competition in all markets we serve from wholesale distributors, supply houses, retail enterprises, online businesses that compete with price transparency, and from manufacturers (including some of our own suppliers) that sell directly to certain segments of the market. In particular, wholesale and distribution businesses in other industry sectors have been disrupted by the arrival of new competitors with lower-cost non-value added transactional business models or new technologies to aggregate demand away from incumbents. In the event that one or more online marketplace companies, which in some cases have larger customer bases, greater brand recognition and greater resources than we do, focus resources on competing in our markets, it could have a material adverse effect on our business, financial condition and results of operations. In addition, such competitors may use aggressive pricing and marketing tactics (such as paid search marketing), devote substantially more financial resources to website and systems development, or respond more quickly to emerging technologies (such as generative AI) and changes in customer preferences than we do. It is expected that competition could further intensify in the future as online commerce continues to grow worldwide. Increased competition may result in reduced net sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition.
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
Some of our products contain significant amounts of commodity-priced materials, predominantly plastic, copper and steel, and other components that are subject to price changes based upon fluctuations in the commodities market, which can arise from changes in domestic and international supply and demand, general inflationary pressures, labor costs, competition, tariff and trade restrictions and geopolitical conflict, among other factors. To a lesser extent, fluctuations in the price of fuel could affect transportation costs. In addition, shipping capacity constraints and related fluctuations in shipping rates and space availability further impact the product cost. Our ability to adjust prices in a timely manner to account for price fluctuations will often depend on market conditions, our fixed costs, inflation and deflation, and other factors. In the event that circumstances require us to adjust our product prices and operational strategies to reflect fluctuating prices (inflation/deflation), there can be no assurance that such adjustments will be effective. For example, our inability to pass on all or a portion of product price inflation to our customers in a timely manner could reduce our profit margins. Similarly, downward pressure on product prices due to deflation could cause profit margins to decline. Moreover, our efforts to monitor for signs of moderation or deflation, which would present risks that we may not be able to totally mitigate, may be ineffective. Any failure to appropriately address some or all of these risks could have a material adverse effect on our business, financial condition and results of operations.
We have funding risks related to our defined benefit pension plans.
The Company operates a variety of pension plans, including funded and underfunded defined benefit schemes in Canada and the United Kingdom. Our pension trustees and plan sponsors aim to match the liabilities with a portfolio of assets, comprising equity and debt securities alongside diversified growth assets and further investments designed to hedge the underlying interest and inflation risk inherent in the associated liabilities. The market value of these assets can rise and fall over time which impacts the funding position of the plan. The United Kingdom defined benefit pension plan (the “United Kingdom Plan”), the Company’s largest defined benefit plan, is closed to future service costs and has a buy-in insurance policy which covers a large proportion of the existing participants. Following the completion of the Company’s disposal of Wolseley UK Limited (the “U.K. business”) on January 29, 2021, the Company retained future responsibility for the United Kingdom Plan, as the ongoing liabilities were not transferred to the purchaser.
As required by United Kingdom pensions regulation, the United Kingdom Plan completed its triennial actuarial valuation exercise, which is measured on a technical provisions basis, based on the United Kingdom Plan’s financial position as of April 30, 2022. The triennial valuation resulted in a need for deficit reduction contributions by the Company of £133 million spread over the period to January 31, 2026, of which the Company has paid £26 million as of July 31, 2023.
In addition to required contributions, the Company makes voluntary contributions at the discretion of management. The requirement to pay such additional sums, due to factors such as a deterioration in economic conditions or changes in actuarial assumptions, could have an adverse effect on our financial condition. In addition, actions by the U.K. Pensions Regulator or the trustees of our pension plans or any material revisions to the existing pension legislation could result in us being required to incur significant additional costs immediately or in short time frames. Such costs, in turn, could have an adverse effect on our financial condition.
Changes in our credit ratings and outlook may reduce access to capital and increase borrowing costs.
Our credit ratings are based on a number of factors, including our financial strength and factors outside of our control, such as conditions affecting our industry generally and the introduction of new rating practices and methodologies. A resurgence of the COVID-19 pandemic or other public health crisis could negatively impact our credit ratings and thereby adversely affect our access to capital and cost of capital. We cannot provide assurances that our current credit ratings will remain in effect or that the ratings will not be lowered, suspended or withdrawn entirely by the rating agencies. If rating agencies lower, suspend or withdraw the ratings, the market price or marketability of our securities may be adversely affected. Pressure on the ratings could also arise from higher shareholder payouts or larger acquisitions than we have currently planned that result in increased leverage, or in a deterioration in the metrics used by the rating agencies to assess creditworthiness. In addition, any change in ratings could make it more difficult for the Company to raise capital on acceptable terms, impact the ability to obtain adequate financing and result in higher interest costs on future financings.

We may not be able to access the capital and credit markets on terms that are favorable to us.
We may seek access to the capital and credit markets to supplement our existing funds and cash generated from operations for working capital, capital expenditure and debt service requirements and other business initiatives. Capital and credit markets may experience volatility and disruption from time to time, which can lead to uncertainty and liquidity issues for both borrowers and investors. In the event of adverse market conditions, we may be unable to obtain capital or credit market financing on favorable terms, which could materially adversely affect our business, financial condition and results of operations.
Potential regional or global barriers to trade or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.
Trade tensions between the United States and China have escalated over the past several years which resulted in elevated tariffs. The current U.S. presidential administration has not taken action to roll these back. However, in May 2022, the Office of United States Trade Representative (the “USTR”) commenced its quadrennial review of the tariffs imposed on China-origin goods pursuant to Section 301 of the Trade Act of 1974 (the “Trade Act”). The USTR initiated its review pursuant to Section 307(c) of the Trade Act, which requires the USTR to review the “necessity of” Section 301 actions four years after their implementation. In September 2022, the USTR announced that because requests for continuation were received, the tariff actions had not terminated and the USTR would conduct a review of the tariff actions. In October 2022, the USTR announced the public comment phase of its four-year, statutorily mandated review of the Section 301 tariffs. This process may or may not change these tariff actions and it remains unclear what additional, new, or different actions, if any, will be taken by the United States, China, or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the United States, the erection of barriers to trade, tax policy related to international commerce, or other trade matters. The potential removal of some of the tariffs and trade actions and the respective deflationary impact could have an effect on our business, financial condition and results of operations. At this point in time, it remains to be seen what effects, if any, the current administration will have on a long-term comprehensive agreement on tariffs between the United States and China.
The Company’s strategy could be materially adversely affected by its indebtedness.
As of July 31, 2023, we had total debt of $3.8 billion. We may incur substantial additional indebtedness in the future, in particular in connection with future acquisitions which remain a core part of our strategy, some of which may be secured by some or all of our assets. Our overall level of indebtedness from time to time may have an adverse effect on our strategy, including requiring us to dedicate portions of our cash flow to payments on our debt, thereby reducing funds available for reinvestment in the business; restricting us from securing the financing, if necessary, to pursue acquisition opportunities; limiting our flexibility in planning for, or reacting to, changes in our business and industry; limiting our ability to purchase, redeem or retire our ordinary shares; and placing us at a competitive disadvantage compared to our competitors that have lower levels of indebtedness. In addition, our indebtedness exposes us to the risk of increased interest rates because a portion of our borrowings are at variable rates of interest.
We may need to refinance some or all of our debt upon maturity either on terms which could potentially be less favorable than the existing terms or under unfavorable market conditions, which may also have an adverse effect on our strategy. Our ability to generate the amount of cash needed to pay interest and principal on our indebtedness and/or our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.
Fluctuations in foreign currency may have an adverse effect on reported results of operations.
We are exposed to foreign currency exchange rate risk with respect to the U.S. dollar relative to the local currencies of our international subsidiaries, predominantly the Canadian Dollar (“CAD”), and the British Pound Sterling (“GBP”), arising from transactions in the normal course of business (such as sales and loans to wholly-owned subsidiaries, sales to third-party customers, and purchases from suppliers). Our only significant foreign currency exchange exposure from a net sales perspective is CAD. We also have foreign currency exposure to the extent that receipts and expenditures are not denominated in the subsidiary’s functional currency, which could impact net sales, costs and cash flows. Fluctuations in foreign currency exchange rates could affect the Company’s results of operations and impact reported net sales and net income.

Our ability to pay dividends or effect other returns of capital in the future depends, among other things, on our financial performance.
There can be no guarantee that our historical performance will be repeated in the future, particularly given the competitive nature of the industry in which we operate, and our net sales, net income and cash flow may significantly underperform market expectations. If our cash flow underperforms market expectations, then our capacity to pay a dividend or effect other returns of capital (including, without limitation, share repurchases) may be negatively impacted. Any decision to declare and pay dividends or to effect other returns of capital will be made at the discretion of the Company’s Board of Directors (the “Board”) and will depend on, among other things, applicable law, regulation, restrictions (if any) on the payment of dividends and/or capital returns in our financing arrangements, our financial position, retained earnings/net income, working capital requirements, interest expense, general economic conditions, effects from the outbreak or resurgence of a global health crisis, and other factors that the Board deems significant from time to time.
We cannot guarantee that our share repurchase program will be fully consummated or that our share repurchase program will enhance long-term shareholder value, and share repurchases could increase the volatility of the price of our ordinary shares and could diminish our cash reserves.
We previously announced our intention to repurchase up to $3.0 billion of our ordinary shares. As of July 31, 2023, we have completed $2.5 billion of this share repurchase program with approximately $0.5 billion remaining. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The share repurchase program, authorized by our Board and shareholders, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our ordinary shares and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our ordinary shares. The existence of our share repurchase program could also cause the price of our ordinary shares to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our ordinary shares. Additionally, repurchases under our share repurchase program will diminish our cash reserves.
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
As a public company with a recent U.S. listing of our ordinary shares in the United States, we continue to incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the listing requirements of the New York Stock Exchange (the “NYSE”), and other applicable securities rules and regulations. The Exchange Act requires that we file annual and other reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. In addition, as of January 31, 2023, we determined that we no longer qualify as a foreign private issuer, as defined under the Exchange Act. As a result, effective as of August 1, 2023, we were no longer eligible to use the rules designed for foreign private issuers and are considered a U.S. domestic issuer. As such, we are required to comply with, among other things, U.S. proxy requirements and Regulation FD and our officers, directors and principal shareholders are subject to the beneficial ownership reporting and short-swing profit recovery requirements under Section 16 of the Exchange Act. We are also no longer eligible to rely upon exemptions from corporate governance requirements that are available to foreign private issuers or to benefit from other accommodations for foreign private issuers under the rules of the SEC or NYSE and have modified certain of our policies to comply with good governance practices applicable to U.S. domestic issuers.

The establishment and the maintenance of the corporate infrastructure demanded of a United States public company may, in certain circumstances, divert management’s attention from implementing our strategy to drive profitable growth, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems in order to meet our reporting obligations as a public company in the United States with domestic issuer status. However, the measures we take may not be sufficient to satisfy these obligations. In addition, compliance with these rules and regulations have increased, and following loss of foreign private issuer status have further increased, our legal and financial compliance costs and have made some activities more time-consuming and costly. These additional obligations may have a material adverse impact on our business, financial condition, results of operations and cash flow.
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
Public ESG and sustainability reporting is becoming more broadly expected by regulators, investors, shareholders and other third parties. Ongoing focus on ESG matters by investors and other parties as described below may impose additional costs or expose us to new risks. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters as they continue to evolve, and as they may diverge, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage and our business, financial condition and/or the market price of our ordinary shares could be materially and adversely affected.
Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers, and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions or take other actions to hold these corporations and their boards of directors accountable. Board diversity and climate change ESG topics have, in particular, received heightened attention from investors, shareholders, lawmakers and listing exchanges. In addition, the SEC has proposed rule changes that would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including greenhouse gas emission data with third-party attestation and climate-related financial statement metrics in a note to their audited financial statements. The adoption and expansion of ESG-related legislation and regulation may also result in increased capital expenditures and compliance, operational and other costs to us. We may face reputational damage in the event our corporate responsibility initiatives or objectives, including with respect to board diversity or climate, do not meet the standards set by our regulators, investors, shareholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our ordinary shares from consideration by certain investors who may elect to invest with our competition instead.

In addition, as we work to align with the recommendations of the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures, the Sustainability Accounting Standards Board, and our own ESG assessments and priorities, we have expanded and, in the future, may continue to expand our disclosures in these areas. These ESG reporting disclosure frameworks and reporting standards continue to evolve. Our selection of disclosure frameworks and reporting standards and information voluntarily disclosed may change from time to time and may result in a lack of consistent or meaningful comparative data from period to period, as well as significant revisions to ESG goals, initiatives, commitments, or objectives or reported progress in achieving the same. Our failure to report accurately or achieve progress on our ESG-related goals, targets or metrics on a timely basis, or at all, could adversely affect our reputation, business, financial condition and results of operations. Statements regarding our ESG-related goals reflect our current plans and aspirations; our ESG-related policies, practices and goals are voluntary and subject to change at our discretion. Further, our initiatives and goals may not be favored by certain stakeholders, whose priorities and expectations may not align or may be opposed to one another, and could impact the attraction and retention of investors, customers and employees. Efforts to achieve our initiatives and goals, including collecting, measuring and reporting ESG information, involve operational, reputational, financial, legal and other risks and may result in additional costs or delays, and as a result may have a negative impact on us, including our brand, reputation and the market price of our ordinary shares.
Our ordinary shares are subject to market price volatility and the market price may decline disproportionately in response to developments that are unrelated to our operating performance.
The market price of our ordinary shares has been and may in the future be volatile and subject to wide fluctuations. The market price of our ordinary shares may fluctuate as a result of a variety of factors including, but not limited to, general economic and political conditions, period to period variations in operating results, changes in net sales or net income estimates by us, industry participants or financial analysts, our failure to meet our stated guidance, our failure to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, the discovery of material weaknesses and other deficiencies in our internal control and accounting procedures, and the other factors discussed in this Item 1A. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investor confidence in us may be adversely affected and, as a result, the value of our ordinary shares may decline.
We currently maintain a standard listing on the London Stock Exchange (the “LSE”) in addition to our listing on the NYSE. As a result of the transfer of our primary listing to the NYSE, there may be volatility in our share price as a result of turnover in our shareholder base. In addition, the market price of our ordinary shares could also be adversely affected by developments unrelated to our operating performance, such as the operating and share price performance of other companies that investors may consider comparable to us, speculation about us in the press or the investment community, unfavorable press, strategic actions by competitors (including acquisitions and restructurings), changes in market conditions, regulatory changes, broader market volatility and movements and delay in our inclusion in North American indices. Any or all of these factors could result in material fluctuations in the market price of our ordinary shares, which could lead to investors getting back less than they invested or a total loss of their investment. In addition, where the market price of a company’s shares have been volatile, the shareholders of such company may file securities class action litigation against that company based on various claims such as securities fraud and other violations of securities laws. While we have not been a target of this type of litigation, we may be in the future. The defense and disposition of litigation of this type could result in substantial costs and divert resources and the time and attention of our management, which could materially and adversely affect our business or financial condition.
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
Under Article 141 of the Jersey Companies Law, a shareholder may, however, apply to court for relief on the grounds that the conduct of our affairs, including a proposed or actual act or omission by us, is “unfairly prejudicial” to the interests of our shareholders generally or of some part of our shareholders, including at least the shareholder making the application. Under Article 143 of the Jersey Companies Law (which sets out the types of relief a court may grant in relation to an action brought under Article 141 of the Jersey Companies Law), the court may make an order regulating the affairs of a company, requiring a company to refrain from doing or continuing to do an act complained of, authorizing civil proceedings or providing for the purchase of shares by a company or by any of its other shareholders. In addition, Jersey law does not afford appraisal rights to dissenting shareholders in the form typically available to shareholders in a U.S. company.
Jersey law does not preclude a shareholder from alleging a violation of federal securities laws in the United States.
Our ordinary shares are listed to trade on more than one stock exchange, and this may result in price variations.
Our ordinary shares are listed on both the NYSE and the LSE. Dual-listing may result in price variations between the exchanges due to a number of factors. Our ordinary shares trade in U.S. dollars on the NYSE and in GBP on the LSE. In addition, the exchanges are open for trade at different times of the day and the two exchanges also have differing vacation schedules. Differences in the trading schedules, as well as volatility in the exchange rate of the two currencies, among other factors, may result different trading prices for our ordinary shares on the two exchanges. Other external influences may have different effects on the trading price of our ordinary shares on the two exchanges.
Operations and technology
If our domestic or international supply chain or our fulfillment network for our products is ineffective or disrupted for any reason, or if these operations are subject to trade policy changes, our business, financial condition and results of operations could be adversely affected.
We source, distribute and sell products from domestic and international suppliers, and their ability to reliably and efficiently fulfill our orders is critical to our business success. We purchase from approximately 36,000 suppliers located in various countries around the world.
Financial instability among key suppliers, political instability (including resulting from potential conflict between China and Taiwan) and labor unrest in source countries or elsewhere in our supply chain, changes in the total costs in our supply chain (including, but not limited, to changes in fuel and labor costs and currency exchange rates), port or rail labor disputes and security, the outbreak or resurgence of pandemics, weather- or climate-related events, natural disasters, work stoppages or strikes, shipping capacity constraints or embargoes, changes in trade policy, trade restrictions imposed by the United States, Europe, China or another major source country, tariffs or duties, fluctuations in currency exchange rates and transport availability, capacity and costs are all beyond our control and could negatively impact our business if they seriously disrupted the movement of products through our supply chain or increased their costs. Additionally, as we add fulfillment capabilities or pursue strategies with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. If our fulfillment network does not operate properly or if a supplier fails to deliver on its commitments, we could experience delays in inventory availability at our distribution facilities and branches, increased delivery costs or lack of availability, any of which could lead to lower net sales and decreased customer confidence, and adversely affect our results of operations. Furthermore, our existing suppliers may decide to supply products directly to end users that are our existing or potential customers, which could have a detrimental effect on our ability to keep and procure customers, and maintain and win business, thereby having a material adverse effect on our business, financial condition and results of operations.

Execution of our operational strategies could prove unsuccessful, which could have a material adverse effect on our business, financial condition and results of operations.
To achieve our key priorities, we must drive profitable growth across our operational businesses by fulfilling customer needs, capitalizing on attractive markets and growth opportunities and achieving planned execution. Meeting customer needs through comprehensive and differentiated products and solutions that support our customers’ projects is a key part of our strategy to drive profitable growth. If service levels were to significantly decrease, customers might purchase from our competitors instead, resulting in reduced net sales, lower operating margins, reduced profitability, loss of market share and/or diminished brand recognition.
Development of our operating model is a key part of driving profitable growth. If we are not sufficiently agile in adapting our operating model, we may be unable to adapt to changing customer wants and/or to flex our cost base when required. Moreover, we may not successfully execute our strategic initiatives on expected timelines or at all, including through failure to have the right talent in place or to achieve internal alignment or coordination. Any failure to appropriately address some or all of these risks could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.
We may not rapidly identify or effectively respond to direct and/or end customers’ wants, expectations or trends, which could adversely affect our relationship with customers, our reputation, the demand for our products and our market share.
The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics, as well as customer wants, preferences and expectations, while also managing appropriate inventory levels and maintaining our focus on delivering an excellent customer experience. For example, our customers are currently facing challenges in the form of a shortage of skilled trade professionals and a need for improved construction productivity. It is also difficult to successfully predict the products and solutions that customers will require. In addition, the customers in the markets we serve have different needs and expectations, many of which evolve as the demographics in a particular market change. Inventory levels in excess of customer demand due to the difficulty of calibrating demand for such products, the concentration of demand for a limited number of products, difficulties in product sourcing, or rapid changes in demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate customer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers and negatively impact customer relationships.
We offer more localized assortments of our products to appeal to needs within each end market. If we do not successfully evolve and differentiate to meet the individual needs and expectations of, or within, a particular end market, we may lose market share.
We are continuing to invest in our e-commerce and omni-channel capabilities and other technology solutions, including investments in significant upgrades to our enterprise-wide resource planning systems, to simplify our customer propositions and to optimize the supply chain and branch network to be more efficient and to deliver a more efficient business for our customers.
The cost and potential problems and interruptions associated with these initiatives could disrupt or reduce the efficiency of our online and in-store operations in the near term, lead to product availability issues and negatively affect our relationship with our customers. Furthermore, accomplishing these initiatives will require a substantial investment in additional information technology associates and other specialized associates. We may face significant competition in the market for these resources and may not be successful in our hiring efforts. Failure to choose the right investments and implement them in the right manner and at the right pace could adversely affect our relationship with customers, our reputation, the demand for our products and solutions, and our market share. In addition, our branch and omni-channel initiatives, enhanced supply chain, and new or upgraded information technology systems might not provide the anticipated benefits. For example, in fiscal 2023, the Company determined that one of the solutions developed to target certain branch transactional processes did not meet our customer service, speed and efficiency goals and, as a result, chose not to proceed with that component and recorded a non-cash impairment charge of $107 million of previously capitalized software costs in the United States. It might take longer than expected to realize the anticipated benefits, cost more than budgeted, or all or part of the initiatives might fail altogether, each of which could adversely impact our competitive position and our business, financial condition, results of operations or cash flows.

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
During fiscal 2023, 2022 and 2021, we completed a total of 8, 17 and 7 acquisitions, respectively. We may not realize any anticipated benefits from such transactions or partnerships, or any future ones, and we may be exposed to additional liabilities and risks from any acquired business or joint venture (including but not limited to risks associated with cybersecurity incidents, unknown claims and disputes by third parties against the companies we acquire, and business disruption related to inability to retain associates of the acquired entity). In addition, we may be exposed to litigation in connection with our acquisition and partnership transactions. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in an increased risk of unanticipated or unknown issues or liabilities, including with respect to environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective.
Furthermore, we may have trouble identifying suitable acquisition targets in the future. Our ability to deliver the expected benefits from any strategic transactions that we do complete is subject to numerous uncertainties and risks, including our acquisition assumptions; our ability to integrate personnel, labor models, financial, customer relationships, supply chain and logistics, IT and other systems successfully; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; product quality compliance of new suppliers; and increasing the scope, geographic diversity and complexity of our operations.
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
Many of our products are purchased pursuant to rebate arrangements that entitle us to receive a rebate based on specified purchases. Some arrangements require us to purchase minimum quantities and result in higher rebates with increased quantities of purchases. These rebates effectively reduce the costs of our products, and we manage our business to take advantage of these programs. Rebate arrangements are subject to renegotiation with our suppliers from time to time. In addition, consolidation of suppliers may result in the reduction or elimination of rebate programs in which we participate. If we fail to qualify for these rebates or are unable to renew rebate programs on desirable terms, or a supplier materially reduces or stops offering rebates, our costs could materially increase, and our gross margins and net income could be materially adversely affected.

If we are unable to protect our sensitive data and information systems against data corruption, cybersecurity incidents or network security breaches, or if we are unable to provide adequate security in the electronic transmission of sensitive data, it could adversely affect the operations of our business.
We may face global cybersecurity threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures, known as advanced persistent threats, directed at us and our customers, suppliers, and service providers. Cybersecurity incidents and network security breaches may include, but are not limited to, attempts to access or unauthorized access of information, exploitation of vulnerabilities (including those of third-party software or systems), computer viruses, ransomware, denial of service and other electronic security breaches. Cyber-attacks from computer hackers and cyber criminals and other malicious internet-based activity continue to increase generally, and our services and systems, including the systems of our outsourced service providers, have been and may in the future continue to be the target of various forms of cybersecurity incidents such as DNS attacks, wireless network attacks, viruses and worms, malicious software, ransomware, application centric attacks, peer-to-peer attacks, business email compromises and phishing attempts, backdoor trojans and distributed denial of service attacks. Furthermore, given that new technologies continue to emerge, the methods used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and continue to grow in sophistication. Accordingly, we may be unable to anticipate or detect such attacks or promptly and effectively respond to them.
While we have instituted safeguards for the protection of our information systems and believe we use reputable third-party service providers, during the normal course of business, we and our service providers have experienced and expect to continue to experience cyber-attacks on our information systems, and we and our service providers may be unable to protect sensitive data and/or the integrity of our information systems. A cybersecurity incident could be caused by malicious third parties using sophisticated methods to circumvent firewalls, encryption and other security defenses. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures.
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
We rely on IT systems, networks, products, and services, some of which are managed by service providers to protect our information. Increased information security threats and more sophisticated threat actors pose a risk to our information security program. Additionally, we collect, store, and process personal information relating to our customers, suppliers, and associates. This information is increasingly subject to a variety of U.S. and international laws and regulations that are constantly changing and becoming more complex, such as the General Data Protection Regulation, as enacted in the European Union and the United Kingdom, Canada’s Personal Information Protection and Electronic Documents Act, and the California Consumer Privacy Act (the “CCPA”). These laws and regulations may carry significant potential penalties for non-compliance. For example, in the United States the CCPA, which came into effect in January 2020, has given California consumers more control over the personal information that businesses collect about them. The law created new data privacy rights for California consumers and requires certain businesses who collect personal information from California consumers to comply with various data protection requirements. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of businesses conducting activities in California in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA became effective on January 1, 2023, and enforceable on July 1, 2023. Businesses like ours that are subject to the CCPA who fail to comply with the CCPA may be subject to fines and penalties per incident of non-compliance and class action lawsuits in the event of a data breach of sensitive personal information. Other U.S. states continue to enact or are proposing or have enacted similar laws related to the protection of consumer personal information.
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
For these information technology systems and processes to operate effectively, we or our service providers must periodically maintain and update them. Furthermore, we must retain and recruit information technology associates and other specialized associates that can operate, maintain and update these systems. In addition, our systems and the third-party systems on which we rely are subject to damage or interruption from a number of causes, including: power outages; computer and telecommunications failures; cybersecurity incidents, including the use of ransomware; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, or other natural disasters; a global pandemic outbreak or resurgence; acts of war or terrorism; and design or usage errors by our associates, contractors or service providers. We and our service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, utilizing all reasonable and appropriate means available. However, such efforts may not be successful.

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
We accept payments using a variety of methods, including cash, checks, credit and debit cards, PayPal and electronic payment, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our selling, general and administrative expenses. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business.
The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or be subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types, potential changes to our payment systems that may result in higher costs, or loss of business. As a result, our business, financial condition and results of operations could be adversely affected.
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
In addition, our operations are working capital intensive, and our inventories, accounts receivable and accounts payable are significant components of our net asset base. We manage our inventories and accounts payable through our purchasing policies and our accounts receivable through our customer credit policies. We perform periodic credit evaluations of our customers’ financial condition, and collateral is generally not required. We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness based on reports we receive from independent external credit bureaus, and we provide a reserve for accounts that we believe to be uncollectible. A significant deterioration in the economy, including as a result of any public health crisis or any geopolitical conflict, including the current conflict in Ukraine or potential conflict between China and Taiwan, could have an adverse effect on collecting our accounts receivable, including longer payment cycles, increased collection costs and defaults. In addition, if customers fail to pay within terms of our customer credit policies, we may enforce lien and bond rights, which could lead to customer dissatisfaction and loss. If we fail to adequately manage our product purchasing or customer credit policies, our working capital and financial condition may be adversely affected.
A public health crisis could have a material adverse impact on our business and results of operations.
A public health crisis, and associated government restrictions to prevent its spread, could have a material adverse impact on our business, results of operations and financial condition as well as the operations of some of our suppliers. For example, the COVID-19 pandemic resulted in supply chain disruptions and caused significant disruption in the U.S. and Canadian economies, including due to the restrictive measures adopted to prevent its spread and general market unpredictability.

A widespread public health crisis may decrease demand for our products and solutions due to public reaction to the health crisis or actions taken by governmental or other regulatory organizations to control or otherwise limit the effects of the public health crisis. This crisis may also limit labor availability that could adversely impact manufacturing and distribution throughout the supply chain and limit the availability of product from our suppliers. Depending on the ultimate scope and duration of the supply chain disruptions, we may experience increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. In addition, if significant numbers of associates, key personnel and/or senior management become unavailable due to sickness, legal requirements or self-isolation, our operations could be disrupted and materially adversely affected. Measures taken in response to a public health crisis could adversely impact our ability to retain and attract associates, including key personnel. While we are unable to predict the likelihood, timing, magnitude and duration of a public health crisis and the associated effects to our business, a public health crisis and any associated supply chain disruption, labor market impact, recession, or depression could have a material adverse effect on the Company’s business, financial condition and results of operations and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
People, products and facilities
In order to compete, we must attract, retain and motivate key associates, and the failure to do so could have an adverse effect on our business, financial condition and results of operations.
We depend on our executive officers and senior management to run our business. As we develop new business models and new ways of working, we will need to develop suitable skill sets within our organization. Furthermore, as we continue to execute our operational strategies it is important that existing skill sets, talent and culture are retained. Failure to do so could delay the execution of our operational strategies, result in loss of institutional knowledge and reduce our supply of future management skill. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, including those that work remotely. The current market for such positions is highly competitive. Qualified individuals are in high demand and we may incur significant costs to attract and retain them. Moreover, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements.
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

In particular, product quality and service issues, including as a result of our suppliers’ or manufacturers’ acts or omissions, could negatively impact customer confidence in our brands and our products. As we do not have direct control over the quality of the products manufactured or supplied by third-party suppliers, we are exposed to risks relating to the quality of the products we distribute. If our product or service offerings do not meet applicable safety standards or customers’ expectations regarding safety or quality or are alleged to have quality issues or to have caused personal injury or other damage, or our supplier does not meet our expectations on responsible sourcing outlined in our supplier code of conduct, we could experience lower net sales and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. In addition, actual, potential or perceived product safety concerns could result in costly product recalls.
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
The nature of our operations can expose our associates, contractors, customers, suppliers and other individuals to risks, including the motoring public to health and safety risks (including potential exposure to public health crises, infectious diseases and viruses), which can lead to loss of life or severe injuries or illness. Such risks could harm our reputation and reduce customer demand and expose us to the potential for litigation from third parties. In the United States, in particular, the risk of litigation is generally higher than in other parts of our business in areas such as workers’ compensation, general liability, and other related litigation.
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
We occupy most of our facilities under non-cancelable leases with terms of 10 years or less. We may be unable to renew leases on favorable terms or at all. Also, when we close a facility, we may remain obligated under the applicable lease.
Most of our branches are located in leased premises. Many of our current leases are non-cancelable and typically have initial terms of around 5 to 10 years, with options to renew for specified periods of time. There can be no assurance that we will be able to renew our current or future leases on favorable terms or at all which could have an adverse effect on our ability to operate our business and on our results of operations. In addition, we make decisions to close certain facilities from time to time. When we close or cease to use a facility, we generally remain committed to perform our obligations under the applicable lease, which include, among other things, payment of the base rent for the balance of the lease term.
We have risks related to the management and protection of our facilities and inventory, including risks of personal injury to customers, suppliers or associates.
We have office, showroom, counter, warehouse and distribution facilities located in all regions in which we operate which may be subject to a risk for crimes that could impact our operations, financial performance or reputation. No security or audit program is 100% effective. There is a risk that our security programs will not prevent the occurrences of crimes of break-ins, theft, property damage, and workplace violence, including violent criminal acts such as interpersonal violence or an active shooter or mass casualty/damage event. Moreover, such programs may not be implemented as intended. In the current climate of geopolitical uncertainty and social unrest, a security compromise could result in significant facility damage or loss, loss of inventory or personal injury to customers, suppliers or associates. There is a risk that inventory controls and facility security will fail resulting in inventory shrinkage or loss due to inadequate inventory tracking or misconduct of associates, customers, vendors or other third parties. Moreover, our inventory is located across the Company’s distribution facilities and branches and the disaggregated nature of our inventory could result in a failure to accurately record the existence and condition of our inventory. Any such security incidents, inventory loss or failure to maintain accurate records related to our inventory could have a negative effect on our business, financial condition, results of operations or reputation.

Regulatory and legal
Changes in, or interpretations of, United States, United Kingdom, Swiss or Canadian tax laws could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are primarily subject to tax in the United States, the United Kingdom, Switzerland and Canada, and increases to tax rates in the jurisdictions in which we operate or changes to the global tax framework could have an adverse effect on our business, financial condition and results of operations. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, including those resulting from an outbreak or resurgence of a public health crisis. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes.
Our effective tax rates could be affected by changes in tax laws and regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structures. In December 2021, the Organisation of Economic Co-operation and Development (“OECD”) published model rules that provided a template for countries to implement a new global minimum tax rate of 15%. In July 2022, the U.K. government issued draft legislation to implement these rules, which was enacted (within Finance No 2 Act 2023) on July 11, 2023. The rules are effective for accounting periods beginning on or after December 31, 2023. As a result, it is possible that the Company’s consolidated effective tax rate will increase in the short term. It is difficult to predict whether and when tax law changes that will be enacted or which have very recently been enacted without supporting regulations will have a material adverse effect on our business, financial condition, results of operations and cash flows.
The Inflation Reduction Act was enacted on August 16, 2022. This law, among other provisions, provides a U.S. corporate alternative minimum tax on adjusted financial statement income, which is effective for us beginning with fiscal 2024, and an excise tax on certain stock repurchases by U.S. corporations (which the U.S. Department of Treasury indicated may also apply, in certain circumstances, to stock repurchases of foreign corporations deemed funded by their U.S. affiliates). While we do not expect that these tax law changes will have a material adverse effect on our results of operations going forward, it is unclear how this legislation or administrative guidance thereunder will be implemented by the U.S. Department of Treasury and what, if any, impact it will have on the Company, including our tax rate. We will continue to evaluate its impact as further information becomes available.
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
As we expand our own brand product offerings organically and through acquisitions, we may become subject to increased risks due to our greater role in the design, sourcing, marketing and sale of those products. The risks include greater responsibility to administer and comply with applicable regulatory requirements, increased potential product liability and product recall exposure, and increased potential legal and reputational risks related to the responsible sourcing of those products. To effectively execute on our own brand product differentiation strategy, we must also be able to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties. In addition, an increase in sales of our own brand products may adversely affect sales of our suppliers’ products, which in turn could adversely affect our relationships with certain of our suppliers. Further, the development of our own brand products may require us to make investments in specialized personnel and operating systems, increase marketing efforts and reallocate resources away from other uses. Any failure to appropriately address some or all of these risks could damage our reputation and have an adverse effect on our business, results of operations and financial condition.

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
Our business operates in the United States and Canada and is subject to specific risks of conducting business in different jurisdictions across these countries and other parts of the world, including China, Taiwan, India, Thailand, Vietnam, Italy, Turkey, and South Korea. Our business is subject to a wide array of domestic and international laws, regulations and standards in jurisdictions where we operate, including advertising and marketing regulations, anti-bribery and corruption/money laundering laws, anti-competition regulations, data privacy and data protection (including payment card industry data security standards) and cybersecurity requirements (including protection of information and incident responses), consumer protection laws, cash and electronic payment regulations and industry standards, environmental protection laws, foreign exchange controls and cash repatriation restrictions, government business regulations applicable to us as a government contractor selling to federal, state and local government entities, import and export requirements, intellectual property laws, labor laws, product compliance laws, fleet and driver related laws, supplier regulations regarding the sources of supplies or products, tax laws, zoning laws, unclaimed property laws and laws, regulations and standards applicable to other commercial matters. In particular, occupational health and safety or consumer product safety regulation may require that we take appropriate corrective action, including but not limited to product recall, in respect of products that we have distributed. Managing a product recall or other corrective action can be expensive and can divert the attention of management and other personnel for significant time periods. Any product recall or other corrective action may negatively affect customer confidence in the Company’s products and the Company itself, regardless of whether it is successfully implemented. Moreover, we are also subject to audits and inquiries by government agencies in the normal course of business.
In recent years, a number of new laws and regulations have been adopted, and there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations could increase our costs of doing business or impact our operations, including, among other factors, as a result of required investments in technology and the development of new operational processes.

Failure to comply with any of these laws, regulations and standards could result in civil, criminal, monetary and non-monetary penalties as well as potential damage to the Company’s reputation. Furthermore, while we have implemented policies and procedures designed to facilitate compliance with these laws, regulations and standards, there can be no assurance that associates, contractors or agents will not violate such laws, regulations and standards or our policies. Any failure to comply with or violation of the various laws, regulations and standards to which we are subject could individually or in the aggregate materially adversely affect our business, financial condition, results of operations and cash flows.
Item 1B.Unresolved Staff Comments
None.
Item 2.Properties
We maintain our principal executive offices at 1020 Eskdale Road, Winnersh Triangle, Wokingham, Berkshire, RG41 5TS, United Kingdom, and our management office in the United States is located in Newport News, Virginia. We believe our facilities are maintained in good operating condition and sufficient to meet our present operating needs.
The following tables presents our principal facilities as of July 31, 2023:

Location / Segment	Facility & Use	Total locations	Owned locations	Leased locations	Square Feet
United States	National Distribution Centers(1)	10	90%	10%	6,541,697
United States	Market Distribution Centers	3	67%	33%	1,603,988
United States	Branches	1,549	17%	83%	45,285,226
Canada	National Distribution Center	1	—%	100%	292,395
Canada	Branches	213	23%	77%	2,989,375
(1)Includes one owned building on leased land.
Item 3.Legal Proceedings
The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not expect any of its pending legal proceedings to have a material adverse effect on its results of operations, financial position, or cash flows. In accordance with Item 103 of Regulation S-K, we have adopted a $1 million disclosure threshold for certain proceedings under environmental laws to which a governmental authority is a party, as we believe matters under this threshold are not material to the Company. The Company maintains liability insurance for certain risks that are subject to certain self-insurance limits.
Item 4.Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
Set forth below is a list of names and ages of the executive officers of the Company indicating all positions and offices with the Company held by each such person and each person’s principal occupations or employment during the past five years unless otherwise noted. Our executive officers do not have a specific term of office.
Kevin Murphy, age 53, Chief Executive Officer and Executive Director. Mr. Murphy was appointed as an Executive Director in August 2017 and as Chief Executive Officer in November 2019. Mr. Murphy was chief executive officer of Ferguson Enterprises, LLC (“FEL”), the Company’s U.S. business segment, from 2017 until his appointment as Chief Executive Officer in 2019. Prior to that, he was chief operating officer of FEL from 2007 to 2017. Mr. Murphy joined Ferguson in 1999 as an operations manager following Ferguson’s acquisition of his family’s business, Midwest Pipe and Supply, and went on to hold a number of leadership positions before his eventual appointment as the Company’s Chief Executive Officer.
Bill Brundage, age 47, Chief Financial Officer and Executive Director. Mr. Brundage was appointed as an Executive Director and Chief Financial Officer in November 2020. Mr. Brundage was the chief financial officer of FEL from 2017 to 2020, having previously served as senior vice president of finance from 2016 to 2017 and vice president of finance since 2008. Mr. Brundage joined Ferguson in 2003 as manager of finance and was promoted to corporate controller of FEL two years later. Previously, Mr. Brundage spent five years at PricewaterhouseCoopers in the United States as a senior associate.

Ian Graham, age 55, Chief Legal Officer. Mr. Graham joined the Company as Chief Legal Officer in May 2019. Prior to joining the Company, he was Senior Vice President, General Counsel and Secretary for BAE Systems, Inc. from 2010 to 2019. Prior to that he held senior roles at EMCORE Corporation, UUNET Technologies, Jenner & Block LLP and McKenna & Cuneo LLP.
Michael Jacobs, age 62, Senior Vice President of Supply Chain. Mr. Jacobs was appointed Senior Vice President of Supply Chain in February 2017. He is responsible for managing all aspects of the supply chain processes within Ferguson and developing a supply chain strategy that meets performance objectives and customer expectations. Prior to Ferguson, Mr. Jacobs held various roles at Keurig Green Mountain, including Chief Product Officer and Chief Logistics Officer, where he led the re-engineering of Keurig’s supply chain. Prior to Keurig, Mr. Jacobs served as Senior Vice President, Logistics for Toys “R” Us, where he led store, ecommerce and omni-channel fulfillment globally.
Sammie Long, age 55, Chief Human Resources Officer. Ms. Long was appointed Chief Human Resources Officer in 2017. Before joining the Company, Ms. Long was Chief Human Resources Officer for the Kellogg Company. Prior to her 14-year career in human resources at Kellogg, Ms. Long held human resources positions at Sharp Electronics UK Ltd and Fujitsu Services Europe.
Victoria Morrissey, age 56, Chief Marketing Officer. Ms. Morrissey was appointed as Chief Marketing Officer in May 2021. With more than 20 years of diversified experience, Ms. Morrissey was most recently responsible for Global Marketing and Brand at Caterpillar Inc. from 2017 to 2021, where she led a global team with oversight of brand, digital marketing, analytics, customer insights and customer experience. Prior to this, she led brand and content marketing at Grainger. In addition to her industry experience, Ms. Morrissey worked at several agencies, including WPP, one of the world’s largest advertising agencies.
Andy Paisley, age 55, Chief Digital and Information Officer. Mr. Paisley became the Chief Digital and Information Officer for Ferguson in June 2023 after joining the Company in January 2023 as the Chief Information Officer. He is responsible for overseeing Digital Commerce, Digital Engineering, Digital Data, User Experience and Commerce Operations. Prior to joining Ferguson, Mr. Paisley served as the chief information officer of Dollar Tree, Inc. from December 2020 until 2022, Old Dominion Freight Line, Inc. from 2017 to 2020 and Advance Auto Parts, Inc. from 2014 to 2017, where he aligned the technology strategy with business strategy and improved the digital experience for associates and customers.
Jake Schlicher, age 59, Senior Vice President of Strategic Development. Mr. Schlicher was named Senior Vice President of Strategic Development in February 2019. He focuses on developing strategies that help make our customers’ complex projects simple, successful and sustainable. Mr. Schlicher joined Ferguson in 1999 through the acquisition of L&H Supply. Since then, Mr. Schlicher has held numerous positions including Director of the Residential Business Group, Vice President of Private Label, Vice President of the Strategic Products Group, and Vice President of the Commercial Business. In March 2016, he was named Senior Vice President of Ferguson Facilities Supply and, in November 2017, he was named Senior Vice President Strategic Brand Development.
Bill Thees, age 56, Senior Vice President of Business and Sales. Mr. Thees was promoted to Senior Vice President of Business and Sales in 2018. He provides leadership and direction to the Waterworks and Fire & Fabrication customer groups, the Own Brand Business, enterprise-wide Sales, Operations and Wolseley Canada. Mr. Thees began his career with Ferguson in 1990 as a trainee at the Orlando, Florida Waterworks location. Since then, he has held several key positions, including Branch Manager, General Manager and District Manager. Mr. Thees assumed leadership for the Waterworks Business Group in 2007 and was promoted to Vice President in 2009.
Garland Williams, age 48, Senior Vice President. Mr. Williams serves as a Senior Vice President and previously served as the Senior Vice President of Customer Experience and Canada between 2021 and 2022. He is responsible for Ferguson’s Blended business and provides strategic leadership and has profit and loss (“P&L”) responsibilities for the Residential Trade, Residential Building & Remodel, Commercial/Mechanical, HVAC, Industrial and Facilities Supply businesses. Mr. Williams joined the organization as a trainee in July 1996 and has held several progressive roles over his 27-year career with Ferguson. This has included inside and outside sales, Branch and Area Manager, General Manager, District Manager, Vice President of Residential Trade, and, most recently, as Vice President of Customer Experience and Canada in 2020.

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
Holders
As of September 11, 2023, there were 4,253 holders of record of our ordinary shares.
Dividends
The Company currently anticipates that cash dividends will continue to be paid on a quarterly basis in amounts comparable to dividends paid in prior periods.
Performance graph
This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The performance graph below compares the cumulative total shareholder return of the Company’s ordinary shares since July 31, 2018, with the cumulative total return for the same period of the S&P 500 Stock Index and the S&P 500 Industrials Stock Index. The graph assumes the investment of $100 in our ordinary shares at the closing price of our ordinary shares on the LSE prior to the Company’s listing on the NYSE on March 11, 2021, and on the NYSE following such date, and in each of the indices as of the market close on July 31, 2018 and also assumes the reinvestment of dividends. Performance data for the Company is provided as of the last trading day of each relevant fiscal year. The share price performance graph is not necessarily indicative of future share price performance.

	As of July 31,
	2018	2019	2020	2021	2022	2023
Ferguson plc(1)	$100	$98	$118	$190	$174	$230
S&P 500 Stock Index	100	108	121	165	157	178
S&P 500 Industrials Stock Index	100	104	98	143	134	158
(1)LSE data used from August 1, 2018 through March 10, 2021 with GBP values converted to USD using the daily foreign exchange rate. NYSE data used from March 11, 2021 onwards.

Unregistered sales of equity securities and use of proceeds
None.
Purchases of equity securities by the issuer and affiliated purchasers

(In millions, except share count and per share amount)	(a) Total Number of Shares Purchased	(b) Average Prices Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(1)	(d) Maximum Value of Shares that May Yet To Be Purchased Under the Program(1)
May 1 - May 31, 2023	327,968	$141.00	327,968	$618
June 1 - June 30, 2023	311,055	149.88	311,055	571
July 1 - July 31, 2023	202,063	152.59	202,063	540
	841,086		841,086

(1) In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares with the aim of completing the purchases within 12 months. In March 2022, September 2022 and June 2023, the Company announced an increase of $1.0 billion, $0.5 billion and $0.5 billion, respectively, bringing the total authorized share repurchases to $3.0 billion.
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
U.K. resident individual shareholders
Under current U.K. tax rules specific rates of tax apply to dividend income. These include a nil rate of tax (the “dividend allowance”) for the first £1,000 of non-exempt dividend income in any tax year and different rates of tax for dividend income that exceeds the dividend allowance. No tax credit attaches to dividend income. For these purposes “dividend income” includes U.K. and non-U.K. source dividends and certain other distributions in respect of shares.
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
Item 6.[Reserved].

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding operational and financial performance and should be read in conjunction with the consolidated financial statements and related notes contained in this Annual Report. The discussion in this Annual Report generally focuses on fiscal 2023 compared to fiscal 2022. A discussion of our results of operations and changes in financial condition for fiscal 2022 compared to fiscal 2021 has been excluded from this report, but can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report for fiscal 2022.
The following discussion contains trend information and forward-looking statements. Actual results could differ materially from those discussed in these forward-looking statements, as well as from our historical performance, due to various factors, including, but not limited to, those discussed in the “Risk Factors” and “Forward-Looking Statements and Risk Factor Summary” sections and elsewhere in this Annual Report.
Overview
Ferguson is a value-added distributor in North America providing expertise, solutions and products from infrastructure, plumbing and appliances to HVAC, fire, fabrication and more. Ferguson is headquartered in the U.K., with its operations and associates solely focused on North America and managed from Newport News, Virginia.
The following table presents highlights of our annual performance:

	For the years ended July 31,
(In millions, except per share amounts)	2023	2022	2021
Net sales	$29,734	$28,566	$22,792
Operating profit	2,659	2,820	1,950
Income from continuing operations	1,889	2,099	1,630

Earnings per share from continuing operations - Diluted	9.12	9.59	7.25

Net cash provided by operating activities of continuing operations	2,727	1,149	1,337

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	2,917	2,951	2,092
Adjusted earnings per share - diluted	9.84	9.76	6.75

(1) The Company uses certain non-GAAP measures, which are not defined under accounting principles generally accepted in the United States (“U.S. GAAP”). See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
For fiscal 2023, net sales increased by 4.1%, which was primarily driven by price inflation (approximately 8%), as well as a 2.5% increase in sales from acquisitions, partially offset by lower volume compared with fiscal 2022.
For fiscal 2023, operating profit decreased 5.7% to $2.7 billion compared to $2.8 billion in fiscal 2022. This decline was primarily due to impairment and other charges related to a certain IT project and branch closures. Adjusted operating profit decreased by 1.2% to $2.9 billion compared to $3.0 billion in fiscal 2022.
For fiscal 2023, diluted earnings per share from continuing operations was $9.12 (adjusted diluted earnings per share: $9.84), decreasing 4.9% over the prior year due to lower income from continuing operations, partially offset by the impact of the $0.9 billion in share repurchases as part of the Company’s $3.0 billion share repurchase program. Adjusted diluted earnings per share increased 0.8%, primarily due to the slightly lower adjusted operating profit and higher interest expense, offset by the impact of the Company’s share repurchases.
Net cash provided by operating activities from continuing operations increased to $2.7 billion for fiscal 2023 compared to $1.1 billion for fiscal 2022, primarily reflecting improved working capital management, particularly inventory. During fiscal 2023, the Company invested $616 million in acquisitions and $441 million in capital expenditures to meet the Company’s strategic objectives.

Results of Operations
The table below summarizes the Company’s consolidated statements of earnings for the periods indicated.

	For the years ended July 31,
(In millions)	2023	2022	2021
Net sales	$29,734	$28,566	$22,792
Cost of sales	(20,709)	(19,810)	(15,812)
Gross profit	9,025	8,756	6,980
Selling, general and administrative expenses	(5,920)	(5,635)	(4,732)
Impairments and other charges	(125)	—	—
Depreciation and amortization	(321)	(301)	(298)
Operating profit	2,659	2,820	1,950
Interest expense, net	(184)	(111)	(98)
Other (expense) income, net	(11)	(1)	10
Income before income taxes	2,464	2,708	1,862
Provision for income taxes	(575)	(609)	(232)
Income from continuing operations	$1,889	$2,099	$1,630
Net sales
Net sales were $29.7 billion in fiscal 2023, an increase of $1.2 billion, or 4.1%, compared with the same period in 2022. The increase in net sales was primarily driven by price inflation of approximately 8%, as well as a 2.5% increase in sales from acquisitions, partially offset by lower sales volume. The Company’s sales growth was driven by its United States segment, which grew 4.5%, mainly due to growth in the non-residential end markets, as well as growth in RMI related sales within the residential end market.
Gross profit
Gross profit was $9.0 billion in fiscal 2023, an increase of $0.3 billion, or 3.1%, compared with fiscal 2022, reflecting increased net sales. Gross profit as a percent of sales was 30.4% in fiscal 2023 compared with 30.7% in the prior year. The decrease of 0.3% primarily reflected the price realization benefit in fiscal 2022 due to price inflation that exceeded the weighted average cost of inventory sold in certain commodity categories.
Selling, general and administrative expenses (“SG&A”)
SG&A expenses were $5.9 billion in fiscal 2023, an increase of $285 million, or 5.1%, compared with fiscal 2022. SG&A as a percentage of sales was 19.9% and 19.7% in fiscal 2023 and fiscal 2022, respectively. The increase in SG&A as a percent of sales primarily reflects wage inflation that was offset, in part, by productivity and headcount management, as well as increased infrastructure costs.
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
Branch closures
During fiscal 2023, the Company recorded charges of $18 million related to the closure of certain smaller, underperforming branches in the United States, primarily related to impairment of lease assets and related fixed assets.

Net interest expense
Net interest expense was $184 million in fiscal 2023, an increase of $73 million, or 65.8% compared with fiscal 2022. The change in net interest expense was primarily due to an increase in average debt, and to a lesser extent, the higher interest expense compared to fiscal 2022 was due to increased interest rates on the Company’s variable rate debt.
Income tax expense
Income tax expense was $575 million for fiscal 2023, a decrease of $34 million, or 5.6%, compared with fiscal 2022. The Company’s effective tax rate for continuing operations was 23.3% for fiscal 2023 compared with 22.5% for fiscal 2022. The decrease in income tax expense was primarily driven by a decrease in pre-tax income in fiscal 2023 compared with fiscal 2022, partially offset by the increase in the effective tax rate. The increase in the effective tax rate was mainly due to discrete tax benefits recorded in fiscal 2022 related to prior year adjustments and releases of uncertain tax positions following the closure of tax audits, and to a lesser extent, an increase in our statutory tax rates in specific jurisdictions.
Net income
Net income from continuing operations for fiscal 2023 was $1.9 billion, a decrease of $210 million, or 10.0%, compared with fiscal 2022 due to the elements described in the sections above.
Segment results of operations for fiscal 2023 and fiscal 2022
The Company’s reportable segments are the United States and Canada based on how the Company manages its business and allocates resources, which is on a geographical basis. The Company’s measure of segment profit is adjusted operating profit which is defined as profit before tax, excluding central and other costs, restructuring costs, amortization of acquired intangible assets, net interest expenses, as well as other items typically recorded in net other (expense) income such as (loss)/gain on disposal of businesses, pension plan changes/closure costs and amounts recorded in connection with the Company’s interests in investees. For further segment information, see Note 2, Revenue and segment information of the Notes to the Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Annual Report.
United States

	For the years ended July 31,
(In millions)	2023	2022
Net sales	$28,291	$27,067
Adjusted operating profit	2,892	2,893
Net sales for the United States segment were $28.3 billion in fiscal 2023, an increase of $1.2 billion, or 4.5%, compared with the prior year. The increase in net sales was primarily driven by price inflation of 8% as well as a 2.6% increase in sales from acquisitions. These increases were partially offset by lower volume. Sales growth in the non-residential markets (comprising approximately 48% of segment sales), was 8.5%, with growth in each of the civil/infrastructure, commercial and industrial end markets. Sales growth in the residential markets (comprising approximately 52% of segment sales) increased by 1.1%, driven by higher RMI sales, partially offset by lower sales in new construction in light of housing starts and permit activity that were below prior year levels.
Adjusted operating profit in the United States of $2.9 billion was flat compared with the prior year, as sales growth was generally offset by higher SG&A costs, primarily reflecting wage inflation that was offset, in part, by productivity and headcount management, as well as increased infrastructure costs.
Canada

	For the years ended July 31,
(In millions)	2023	2022
Net sales	$1,443	$1,499
Adjusted operating profit	76	112
Net sales for the Canada segment were $1.4 billion in fiscal 2023, a decrease of $56 million, or 3.7%, compared with the prior year. This decrease in net sales was primarily due to lower sales volumes, as well as a 5.5% unfavorable impact from foreign currency exchange rates. These impacts were partially offset by sales price inflation of approximately 8%.
Adjusted operating profit for the Canada segment decreased compared with the prior year, primarily due to lower sales and associated lower gross profit, as well as higher SG&A costs due to intentional infrastructure investments in new branches.

Non-GAAP Reconciliations and Supplementary Information
The Company reports its financial results in accordance with U.S. GAAP. However, the Company believes certain non-GAAP financial measures provide users of the Company’s financial information with additional meaningful information to assist in understanding financial results and assessing the Company’s performance from period to period. These non-GAAP financial measures include adjusted operating profit, adjusted net income, adjusted earnings per share (“adjusted EPS”) - diluted. Management believes these measures are important indicators of operations because they exclude items that may not be indicative of our core operating results and provide a better baseline for analyzing trends in our underlying businesses, and they are consistent with how business performance is planned, reported and assessed internally by management and the Company’s Board of Directors. Such non-GAAP adjustments include amortization of acquired intangible assets, discrete tax items, and any other items that are non-recurring. Non-recurring items may include business restructuring charges, corporate restructuring charges, which includes costs associated with the Company’s listing in the United States, gains or losses on the disposals of businesses which by their nature do not reflect primary operations, as well as certain other items deemed non-recurring in nature and/or that are not a result of the Company’s primary operations. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for results reported under U.S. GAAP. These non-GAAP financial measures reflect an additional way of viewing aspects of operations that, when viewed with U.S. GAAP results, provide a more complete understanding of the business. The Company strongly encourages investors and shareholders to review the Company’s financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
Reconciliation of net income to adjusted operating profit
The following table reconciles net income (U.S. GAAP) to adjusted operating profit (non-GAAP):

	For the years ended July 31,
(In millions)	2023	2022	2021
Net income	$1,889	$2,122	$1,472
(Income) loss, discontinued operations (net of tax)	—	(23)	158
Income from continuing operations	1,889	2,099	1,630
Provision for income taxes	575	609	232
Interest expense, net	184	111	98
Other expense (income), net	11	1	(10)
Operating profit	2,659	2,820	1,950
Business restructurings(1)	—	—	(11)
Corporate restructurings(2)	—	17	22
Impairments and other charges(3)	125	—	—
Amortization of acquired intangibles	133	114	131
Adjusted operating profit	$2,917	$2,951	$2,092
(1)For fiscal 2021, business restructuring reflects the release of provisions in connection with previously anticipated COVID-19 cost actions recorded in fiscal 2020.
(2)For fiscal 2022 and 2021, corporate restructuring costs primarily related to the incremental costs of the Company’s listing in the United States.
(3)For fiscal 2023, impairments and other charges related to the $107 million in software impairment charges and $18 million in charges associated with the closure of certain smaller, underperforming branches in the United States.

Reconciliation of net income to adjusted net income and adjusted EPS - diluted
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS - diluted (non-GAAP):

	For the years ended July 31,
(In millions, except per share amounts)	2023		2022		2021
		per share(1)		per share(1)		per share(1)
Net income	$1,889	$9.12	$2,122	$9.69	$1,472	$6.55
(Income) loss from discontinued operations (net of tax)	—	—	(23)	(0.10)	158	0.70
Income from continuing operations	1,889	9.12	2,099	9.59	1,630	7.25
Business restructurings(2)	—	—	—	—	(11)	(0.05)
Corporate restructurings(3)	—	—	17	0.08	22	0.10
Impairments and other charges(4)	125	0.60	—	—	—	—
Amortization of acquired intangibles	133	0.64	114	0.52	131	0.58
Discrete tax adjustments(5)	(36)	(0.17)	(72)	(0.33)	(203)	(0.90)
Tax impact on non-GAAP adjustments(6)	(73)	(0.35)	(21)	(0.10)	(51)	(0.23)
Adjusted net income	$2,038	$9.84	$2,137	$9.76	$1,518	$6.75

Diluted weighted average shares outstanding	207.2		218.9		224.8
(1)Per share on a dilutive basis.
(2)For fiscal 2021, business restructuring reflects the release of provisions in connection with previously anticipated COVID-19 cost actions recorded in fiscal 2020.
(3)For fiscal 2022 and 2021, corporate restructuring costs primarily related to the incremental costs of the Company’s listing in the United States.
(4)For fiscal 2023, impairments and other charges related to the $107 million in software impairment charges and $18 million in charges associated with the closure of certain smaller, underperforming branches in the United States.
(5)For fiscal 2023, discrete tax adjustments primarily related to the release of uncertain positions following the lapse of statute of limitations, as well as adjustments in connection with amended returns. In fiscal 2022, the discrete tax adjustments primarily related to the release of uncertain tax positions following the closure of tax audits and prior year adjustments, including amended tax return items. In fiscal 2021, the discrete tax adjustments primarily related to the release of uncertain tax positions following the closure of tax audits, as well as the impact of changes in tax rates.
(6)For fiscal 2023, the tax impact on non-GAAP adjustments primarily related to the impairments and other charges and amortization of acquired intangibles. For fiscal 2022 and 2021, the tax impact of non-GAAP adjustments primarily related to the amortization of acquired intangibles.

Liquidity and Capital Resources
The Company believes its current cash position coupled with cash flow anticipated to be generated from operations and access to capital should be sufficient to meet its operating cash requirements for the next 12 months and will also enable the Company to invest and fund capital expenditures, dividend payments, acquisitions, announced share repurchases, required debt payments and other contractual obligations through the next several fiscal years. The Company also anticipates that it has the ability to obtain alternative sources of financing, if necessary.
Cash flows
As of July 31, 2023 and 2022, the Company had cash and cash equivalents of $601 million and $771 million, respectively. In addition to cash, the Company had $2.4 billion of available liquidity from undrawn debt facilities as of July 31, 2023.
As of July 31, 2023, the Company’s total debt was $3.8 billion. The Company anticipates that it will be able to meet its debt obligations as they become due.
Cash flows from operating activities

	As of July 31,
(In millions)	2023	2022	2021
Net cash provided by operating activities	$2,723	$1,149	$1,382
Net cash provided by operating activities was $2.7 billion in fiscal 2023 and $1.1 billion in fiscal 2022. The $1.6 billion increase was primarily driven by improved working capital management, particularly inventory and receivables, compared with fiscal 2022 when the Company made strategic investments in working capital to better serve customers during times of significant supply chain disruption. These improvements were partially offset by a net decrease in payables, due to the timing of vendor payments and obligations, as well as higher cash paid for interest.
Cash flows from investing activities

	As of July 31,
(In millions)	2023	2022	2021
Net cash used in investing activities	($1,054)	($922)	($125)
Net cash used in investing activities was $1.1 billion in fiscal 2023 compared with $0.9 billion in fiscal 2022.
Capital expenditure totaled $441 million and $290 million in fiscal 2023 and fiscal 2022, respectively. These investments were primarily for strategic projects to support future growth, such as new market distribution centers, our branch network and new technology. In addition, the Company invested $616 million and $650 million in new acquisitions in fiscal 2023 and fiscal 2022, respectively.
Cash flows from financing activities

	As of July 31,
(In millions)	2023	2022	2021
Net cash used in financing activities	($1,807)	($744)	($2,051)
Net cash used in financing activities was $1.8 billion and $0.7 billion in fiscal 2023 and 2022, respectively.
Dividends paid to shareholders were $711 million and $538 million in fiscal 2023 and 2022, respectively.
Share repurchases under the Company’s announced share repurchase program were $908 million and $1,545 million in fiscal 2023 and 2022, respectively.
Net repayments of debt were $155 million compared to net proceeds from debt of $1,444 million in fiscal 2023 and 2022, respectively. In fiscal 2023, the Company borrowed $500 million of term loans, partially offset by the repayment of $250 million due to the maturity of certain Private Placement Notes (as defined below) and $405 million in net repayments of the Receivables Facility. In fiscal 2022, the Company received $989 million in connection with the issuance of its unsecured senior notes, as well as net proceeds of $455 million under the Receivables Facility.

Reinvestment of unremitted earnings
We consider foreign earnings of specific subsidiaries to be indefinitely reinvested. As of July 31, 2023 and 2022, these permanently reinvested earnings of foreign subsidiaries amounted to $725 million and $658 million, respectively. If at some future date, the Company ceases to be permanently reinvested in these specific foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference on these specific foreign subsidiaries.
Debt facilities
The following section summarizes certain material provisions of our long-term debt facilities and current obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness.

	As of July 31,
(In millions)	2023	2022
Short-term debt	$55	$250
Long-term debt	3,711	3,679
Total debt	$3,766	$3,929
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc. (“Wolseley Capital”), a wholly-owned subsidiary of the Company, privately placed fixed rate notes in an aggregate principal amount of $800 million and $355 million, respectively (collectively, the “Private Placement Notes”). In September 2022, the Company repaid $250 million in maturing fixed rate notes. In November 2023, an additional $55 million of such notes will mature.
Unsecured Senior Notes
Ferguson Finance plc (“Ferguson Finance”) has issued $2.35 billion in various issuances of unsecured senior notes (collectively, the “Unsecured Senior Notes”) as follows:
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
Term Loan
In October 2022, the Company and Ferguson UK entered into, and Ferguson UK borrowed in full, the $500 million of term loans available under the Term Loan Agreement (as defined below). The proceeds of the term loans may be used for general corporate purposes. The Term Loan Agreement will mature on October 7, 2025. The benchmark rate is Term SOFR (as defined in the Term Loan Agreement) plus a credit spread adjustment of 10 basis points plus a margin ranging from 100 to 150 basis points, determined on the basis of the Company’s corporate credit ratings (or if public credit ratings are not published, senior unsecured debt ratings).

Revolving Credit Facility
The Company maintains a revolving credit facility (the “Revolving Facility”) under the Revolving Facility Agreement (as defined below) with aggregate total available credit commitments of $1.35 billion. The benchmark rate applicable to U.S. dollar denominated loans is Term SOFR (as defined in the Revolving Facility Agreement) plus a credit spread adjustment of 10 basis points plus a margin ranging from 20 to 75 basis points, determined on the basis of the Company’s corporate credit ratings (or if public credit ratings are not published, senior unsecured debt ratings)..
As of July 31, 2023, no borrowings were outstanding under the Revolving Facility.
Receivable Securitization Facility
The Company maintains a Receivables Securitization Facility (as amended from time to time, the “Receivables Facility”) with an aggregate total available amount of $1.1 billion, including a swingline for up to $100 million in same day funding. The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion from time to time, subject to lender participation. The benchmark rate is Term SOFR (as defined in the Receivables Facility) plus a credit spread adjustment of 10 basis points.
As of July 31, 2023, $50 million in borrowings were outstanding under the Receivables Facility.
The Company was in compliance with all debt covenants for all facilities as of July 31, 2023.
See Note 9, Debt to the Consolidated Financial Statements contained in this Annual Report for further details regarding the Company’s debt.
There have been no significant changes during the fiscal year to the Company’s policies on accounting for, valuing and managing the risk of financial instruments.

Contractual obligations
The table below sets forth the Company’s anticipated contractual cash outflows on an undiscounted basis as of July 31, 2023:

	As of July 31, 2023
(In millions)	Total	Fiscal 2024	Fiscal 2025 & 2026	Fiscal 2027 & 2028	Fiscal 2028 & beyond
Debt - principal(a)	$3,805	$55	$1,100	$600	$2,050
Debt - interest only(b)	1,037	178	301	211	347
Operating leases	1,689	377	646	371	295
Leases not yet commenced	223	174	49	—	—
UK pension contributions(c)	137	31	56	50	—
Share repurchase liability(d)	84	84	—	—	—
Other purchase obligations(e)	1,842	1,842	—	—	—
Total	$8,817	$2,741	$2,152	$1,232	$2,692
(a)See Note 9, Debt to our consolidated financial statements contained in this Annual Report for further detail related to debt.
(b)Interest on debt is calculated using the prevailing spot interest rate as of the balance sheet date.
(c)As required by United Kingdom pensions regulation, the United Kingdom Plan completed its triennial actuarial valuation exercise, which is measured on a technical provisions basis, based on the United Kingdom Plan’s financial position as of April 30, 2022. The triennial valuation resulted in a need for deficit reduction contributions by the Company of £133 million spread over the period to January 31, 2026, of which the Company has paid £26 million as of July 31, 2023. The related obligations in the table above have been converted to U.S. dollars using a year-end spot rate, which may be different when amounts are actually paid.
(d)Share repurchases are being made under an authorization that allows up to $3.0 billion in share repurchases. The Company is currently purchasing shares under an irrevocable and non-discretionary arrangement with $84 million in accrued repurchases remaining, which is recorded as a current liability in the consolidated balance sheets.
(e)Other purchase obligations primarily include commitments to purchase inventory and other goods and services and uncompleted additions to property, buildings and equipment that are expected to be satisfied within the next 12 months. Purchase obligations are made in the normal course of business to meet operating needs. While purchase orders for both inventory purchases and non-inventory purchases are generally cancellable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.
Tax obligations
At July 31, 2023, the Company had aggregate liabilities for unrecognized tax benefits totaling $144 million, none of which are expected to be paid in the next 12 months. The timing of payment, if any, associated with our long-term unrecognized tax benefit liabilities is unknown. See Note 4, Income Tax to the Consolidated Financial Statements in this Annual Report for further discussion of our unrecognized tax benefits.

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
The Company’s significant accounting policies that require estimates include the allowance for doubtful accounts, inventories, considerations around goodwill impairment, leases and revenue recognition. These policies and related estimates are described in Note 1, Summary of significant accounting policies to the Consolidated Financial Statements. Some of these accounting policies may require management to make difficult, subjective or complex judgments about the Company’s estimates.
The Company considers an accounting policy to be a critical estimate if: (1) it involves assumptions that are uncertain when judgment was applied, and (2) changes in the estimate assumptions, or selection of a different estimate methodology, could have a significant impact on the Company’s consolidated financial position and results. The Company has determined that its estimates around inventories and pension obligations represent its most critical accounting estimates.
Inventories
Inventory reserves are recorded against slow‐moving, obsolete and damaged inventories for which the net realizable value is estimated to be less than the cost. The reserve is estimated based on the Company’s current knowledge with respect to inventory levels, sales trends and historical experience.
Pensions
The Company considers that the most sensitive assumptions are the discount rate on the benefit obligation, the wage inflation growth rate and life expectancy in connection with the Company’s pension plan in the U.K. Changes in the assumption related to the pension plan in Canada do not result in significant changes.
The Company measures discount rates by reference to corporate bond yields, which can also vary significantly between reporting periods, particularly in light of macroeconomic factors that can impact corporate bond yields. The most senstitive assumption used for the Company’s U.K. pension plan were as follows:

Rate assumption:	2023	2022	2021
Discount rate, benefit obligation	5.05%	3.45%	1.70%
The sensitivity analyses below show the (increase)/decrease in the Company’s defined benefit plan net asset/liability of reasonably possible changes of the respective assumptions occurring at the end of the reporting period, while holding all other assumptions constant.

(In millions)	Change	U.K.
Discount rate, benefit obligation	+0.25%	($39)
	(0.25)%	42
Wage inflation growth rate, benefit obligation	+0.25%	37
	(0.25)%	(30)
Life expectancy	+1 year	51
Accounting developments and changes
Refer to Note 1, Summary of significant accounting policies to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risks arising from changes in foreign currency exchange rates, interest rates and commodity prices. The Company has well-defined risk management policies, which have been consistently applied during fiscal years 2023, 2022 and 2021. We use derivative and non-derivative instruments to hedge a portion of our risks, none of which are for trading or speculative purposes. There have been no changes since the previous year in the major financial risks faced by the Company.
Foreign currency exchange rates risk
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods and services by these foreign operations that are not denominated in their local currencies. Our foreign currency related hedging arrangements outstanding at the end of fiscal 2023 and 2022 were not material. A hypothetical 10% change in the relative value of the U.S. dollar would not materially impact the Company’s net earnings for 2023.
Interest rate risks
The Company is exposed to interest rate risk on its debt. In connection with certain of its Private Placement Notes, the Company entered into interest rate swaps, designated as fair value hedges, to manage its exposure to interest rate movements on its debt. If short-term interest rates varied by 10%, the impact on the Company’s variable-rate debt obligations would not have a material impact on the Company’s net earnings.
Commodity price risk
Some of the Company’s products contain significant amounts of commodity-priced materials, predominantly plastic, copper and steel, and other components which are subject to price changes based upon fluctuations in the commodities market. The Company is also exposed to fluctuations in the price of fuel, which could affect transportation costs. This price volatility could potentially have a material impact on our financial condition and/or our results of operations. The Company regularly monitors commodity trends and has alternative sourcing plans in place to mitigate the risk of supplier concentration, passing commodity-related inflation to customers or suppliers, and continuing to scale its distribution networks, including its transportation infrastructure.
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

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ferguson plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Ferguson plc and subsidiaries (the “Company”) as of July 31, 2023, the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for the year ended July 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023, and the results of its operations and its cash flows for the year ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 26, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
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
Inventory Reserves— Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company had inventories of $3.9 billion as of July 31, 2023.
Inventory reserves are recorded against slow-moving, obsolete, and damaged inventories for which the net realizable value is estimated to be less than the cost. The reserve is estimated based on the Company’s current knowledge with respect to inventory levels, sales trends, and historical experience.
We identified certain components of the inventory reserve as a critical audit matter due to the inherent uncertainty and higher degree of auditor judgment and effort needed to evaluate sales trends and experience that were used in determining the inventory reserve.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to certain components of the inventory reserve included the following:
•tested the Company’s process for determining the inventory reserve by recalculating the inventory reserve for a sample of certain inventory items;
•developed an independent expectation of the inventory reserve at year end based on historical ratios and compared the inventory reserve against our expectation; and
•for a selection of prior year inventory items, evaluated management’s estimated sales activity by comparing actual subsequent sales activity to management’s prior year estimate of sales used in developing certain inventory reserves

/s/ Deloitte & Touche LLP
Richmond, VA
September 26, 2023
We have served as the Company's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ferguson plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Ferguson plc and subsidiaries (the "Company") as of July 31, 2022, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows, for each of the two years in the period ended July 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte LLP
London, United Kingdom
September 27, 2022
We began serving as the Company's auditor in 2016. In 2022 we became the predecessor auditor.

Ferguson plc
Consolidated Statements of Earnings

	For the years ended July 31,
(In millions, except per share amounts)	2023	2022	2021
Net sales	$29,734	$28,566	$22,792
Cost of sales	(20,709)	(19,810)	(15,812)
Gross profit	9,025	8,756	6,980
Selling, general and administrative expenses	(5,920)	(5,635)	(4,732)
Impairments and other charges	(125)	—	—
Depreciation and amortization	(321)	(301)	(298)
Operating profit	2,659	2,820	1,950
Interest expense, net	(184)	(111)	(98)
Other (expense) income, net	(11)	(1)	10
Income before income taxes	2,464	2,708	1,862
Provision for income taxes	(575)	(609)	(232)
Income from continuing operations	1,889	2,099	1,630
Income (loss) from discontinued operations (net of tax)	—	23	(158)
Net income	$1,889	$2,122	$1,472

Earnings per share - Basic:
Continuing operations	$9.15	$9.64	$7.29
Discontinued operations	—	0.11	(0.70)
Total	$9.15	$9.75	$6.59

Earnings per share - Diluted:
Continuing operations	$9.12	$9.59	$7.25
Discontinued operations	—	0.10	(0.70)
Total	$9.12	$9.69	$6.55

Weighted average number of shares outstanding:
Basic	206.4	217.7	223.5
Diluted	207.2	218.9	224.8
See accompanying Notes to the Consolidated Financial Statements.

Ferguson plc
Consolidated Statements of Comprehensive Income

	For the years ended July 31,
(In millions)	2023	2022	2021
Net income	$1,889	$2,122	$1,472
Other comprehensive (loss) income:
Foreign currency translation adjustments	(9)	(24)	170
Pension (loss) income, net of tax benefit (expense) of $16, ($11) and ($17), respectively.	(49)	(10)	79
Total other comprehensive (loss) income, net of tax	(58)	(34)	249
Comprehensive income	$1,831	$2,088	$1,721
See accompanying Notes to the Consolidated Financial Statements.

Ferguson plc
Consolidated Balance Sheets

	As of July 31,
(In millions, except share amounts)	2023	2022
Assets
Cash and cash equivalents	$601	$771
Accounts receivable, less allowances of $27 and $27, respectively	3,597	3,610
Inventories	3,898	4,333
Prepaid and other current assets	953	834
Assets held for sale	28	3
Total current assets	9,077	9,551
Property, plant and equipment, net	1,595	1,376
Operating lease right-of-use assets	1,474	1,200
Deferred income taxes, net	300	177
Goodwill	2,241	2,048
Other intangible assets, net	783	782
Other non-current assets	524	527
Total assets	$15,994	$15,661

Liabilities and shareholders' equity
Accounts payable	$3,408	$3,607
Short-term debt	55	250
Current portion of operating lease liabilities	366	321
Share repurchase liability	84	324
Other current liabilities	1,516	1,297
Total current liabilities	5,429	5,799
Long-term debt	3,711	3,679
Long-term portion of operating lease liabilities	1,126	878
Other long-term liabilities	691	640
Total liabilities	10,957	10,996

Shareholders’ equity:
Ordinary shares, par value 10 pence: 500,000,000 shares authorized, 232,171,182 shares issued	$30	$30
Paid-in capital	809	760
Retained earnings	8,557	7,594
Treasury shares, 27,893,680 and 21,078,577 shares, respectively at cost	(3,425)	(2,782)
Employee Benefit Trust, 274,031 and 846,491 shares, respectively at cost	(46)	(107)
Accumulated other comprehensive loss	(888)	(830)
Total shareholders' equity	5,037	4,665
Total liabilities and shareholders' equity	$15,994	$15,661
See accompanying Notes to the Consolidated Financial Statements.

Ferguson plc
Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 31, 2020	$30	$624	$5,658	($570)	($88)	($1,045)	$4,609
Share-based compensation	—	80	—	—	—	—	80
Net income	—	—	1,472	—	—	—	1,472
Other comprehensive loss	—	—	—	—	—	249	249
Cash dividends: $4.611 per share	—	—	(1,034)	—	—	—	(1,034)
Share repurchases	—	—	—	(400)	—	—	(400)
Shares issued under employee share plans	—	—	(51)	39	30	—	18
Other	—	—	9	—	—	—	9
Balance at July 31, 2021	$30	$704	$6,054	($931)	($58)	($796)	$5,003
Share-based compensation	—	56	—	—	—	—	56
Net income	—	—	2,122	—	—	—	2,122
Other comprehensive income	—	—	—	—	—	(34)	(34)
Cash dividends: $2.505 per share	—	—	(550)	—	—	—	(550)
Share repurchases	—	—	—	(1,872)	(92)	—	(1,964)
Shares issued under employee share plans	—	—	(51)	21	43	—	13
Other	—	—	19	—	—	—	19
Balance at July 31, 2022	$30	$760	$7,594	($2,782)	($107)	($830)	$4,665
Share-based compensation	—	49	—	—	—	—	49
Net income	—	—	1,889	—	—	—	1,889
Other comprehensive loss	—	—	—	—	—	(58)	(58)
Cash dividends: $4.160 per share	—	—	(858)	—	—	—	(858)
Share repurchases	—	—	—	(667)	—	—	(667)
Shares issued under employee share plans	—	—	(68)	24	61	—	17
Balance at July 31, 2023	$30	$809	$8,557	($3,425)	($46)	($888)	$5,037
See accompanying Notes to the Consolidated Financial Statements.

Ferguson plc
Consolidated Statements of Cash Flows

(In millions)	For the years ended July 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$1,889	$2,122	$1,472
(Income) loss from discontinued operations	—	(23)	158
Income from continuing operations	1,889	2,099	1,630
Depreciation and amortization	321	301	298
Share-based compensation	51	57	77
Non-cash impact of impairments	125	15	—
Changes in deferred income taxes	(104)	41	(185)
Decrease (increase) in inventories	607	(927)	(748)
Increase in receivables and other assets	(1)	(780)	(756)
(Decrease) increase in accounts payable and other liabilities	(196)	436	1,012
Increase (decrease) in income taxes payable	24	(103)	15
Other operating activities	11	10	(6)
Net cash provided by operating activities of continuing operations	2,727	1,149	1,337
Net cash (used in) provided by operating activities of discontinued operations	(4)	—	45
Net cash provided by operating activities	2,723	1,149	1,382

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(616)	(650)	(286)
Capital expenditures	(441)	(290)	(241)
Other investing activities	3	(6)	12
Net cash used in investing activities of continuing operations	(1,054)	(946)	(515)
Net cash provided by investing activities of discontinued operations	—	24	390
Net cash used in investing activities	(1,054)	(922)	(125)

Cash flows from financing activities:
Purchase of own shares by Employee Benefit Trust	—	(92)	—
Purchase of treasury shares	(908)	(1,545)	(400)
Proceeds from sale of treasury shares	17	13	18
Repayments of debt	(2,930)	(575)	(375)
Proceeds from debt	2,775	2,019	4
Change in bank overdrafts	(15)	(4)	(213)
Cash dividends	(711)	(538)	(1,036)
Other financing activities	(35)	(22)	(49)
Net cash used in financing activities	(1,807)	(744)	(2,051)
Change in cash, cash equivalents and restricted cash	(138)	(517)	(794)
Effects of exchange rate changes	22	(40)	6
Cash, cash equivalents and restricted cash, beginning of period	785	1,342	2,130
Cash, cash equivalents and restricted cash, end of period	$669	$785	$1,342

Supplemental Disclosures:
Cash paid for income taxes	$656	$670	$404
Cash paid for interest	182	94	104
Accrued capital expenditures	17	16	10
Accrued dividends	152	—	—
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
Basis of consolidation
These consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All intercompany transactions are eliminated from the consolidated financial statements.
In the current year, the Company has disaggregated the Increase (decrease) in income taxes within Cash flows from operating activities into Changes in deferred income taxes and Increase (decrease) in income taxes payable. Prior year amounts have also been disaggregated to conform to current year presentation. The disaggregation did not result in any changes to total Cash flows from operating activities.
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

	For the years ended July 31,
(In millions)	2023	2022	2021
Net advertising and marketing costs	$403	$389	$299
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
Restricted cash consists of deferred consideration for business combinations, subject to various settlement agreements, as well as funds used to collateralize certain letters of credit. These amounts are recorded in prepaid and other current assets and other non-current assets in the Company’s consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	As of July 31,
(In millions)	2023	2022
Cash and cash equivalents	$601	$771
Restricted cash	68	14
Total cash, cash equivalents and restricted cash	$669	$785
Concentrations of credit risk
The Company monitors credit risk associated with those financial institutions with which it conducts significant business. Credit risk, including but not limited to counterparty non-performance under derivative instruments and our credit facilities, is not considered significant, as we primarily conduct business with large, well-established financial institutions. This risk is managed by setting credit and settlement limits for approved counterparties. In addition, the Company has established guidelines that it follows regarding counterparty credit ratings which are monitored regularly, seeking to limit its exposure to any individual counterparty. The concentration of credit risk was deemed not significant as of July 31, 2023 and 2022.
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
When the hedging relationship is classified as an effective cash flow hedge or as a net investment hedge, changes in the fair value of the hedging instrument arising from the hedged risk are recorded in other comprehensive income. When the hedged item is recognized in the financial statements, the unrealized gains and losses in accumulated other comprehensive loss are either recognized in the consolidated statements of earnings or, if the hedged item results in a non-financial asset, are recognized as an adjustment to its initial carrying amount.
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
In the event that the Company disposes of a subsidiary that uses a non-U.S. dollar functional currency, the gain or loss on disposal recognized in the consolidated statements of earnings includes the cumulative currency translation adjustments attributable to the subsidiary.
Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identifiable assets of the acquired business at the date of acquisition. Goodwill is not amortized but is carried at cost less accumulated impairment losses. The Company performs an annual impairment assessment in the fourth quarter of each fiscal year, or more frequently if changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
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
The fair value of a reporting unit is determined using the income approach, which requires significant assumptions regarding future operations and the ability to generate cash flows. These assumptions include a forecast of future operating cash flows, capital requirements and a discount rate. Where the carrying value of a reporting unit exceeds the fair value, an impairment loss is recorded in the consolidated statements of earnings.
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
The estimated useful life of the respective intangible assets are as follows:

Customer relationships	4 – 15 years
Trade names and brands	1 – 15 years
Software	3 – 5 years
Other	1 – 5 years
Impairment of long-lived assets
The recoverability of long-lived assets, including property, plant and equipment, right of use assets and definite-lived intangible assets, is evaluated when events or changes in circumstances indicate that the carrying amounts of an asset group may not be recoverable. Long-lived depreciable and amortizable assets are tested for impairment in asset groups, which are defined as the lowest level of assets that generate identifiable cash flows that are largely independent of the cash flows of other asset groups. A potential impairment has occurred for an asset group if projected future undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than the carrying amounts of the assets.
During fiscal 2023, the Company recorded charges of $18 million related to the closure of certain smaller, underperforming branches in the United States, primarily related to impairment of lease assets and related fixed assets. This item was included in the Impairments and other charges line of the Company’s consolidated statements of earnings.
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
Leases that have an original term of 12 months or less are not recognized on the Company’s consolidated balance sheet, and the lease expense related to those short-term leases is recognized over the lease term.
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
Rebates
The Company has agreements (“supplier rebates”) with a number of its suppliers whereby volume-based rebates and other discounts are received in connection with the purchase of goods for resale from those suppliers.
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
Rebates relating to the purchase of goods for resale are accrued as earned and are recorded initially as a deduction to the cost of inventory with a subsequent reduction in cost of sales when the related goods are sold. When the Company has the right to offset and net settles with the supplier, the supplier rebate receivables are offset with amounts owed to the supplier at the balance sheet date and are included within accounts payable. When the Company does not have the legal right of offset, the supplier rebate receivables are recorded in prepaid and other current assets in the consolidated balance sheets.

Revenue recognition
The Company recognizes revenue when a sales arrangement with a customer exists (e.g., contract, purchase orders, others), the transaction price is fixed or determinable, collection of consideration is probable and the Company has satisfied its performance obligation per the sales arrangement. The majority of the Company’s revenue originates from sales arrangements with a single performance obligation to deliver products, whereby performance obligations are satisfied when control of the product is transferred to the customer which is the point they are delivered to, or collected by, the customer. Therefore, shipping and handling activities are not deemed a separate performance obligation. Payment terms between the Company and its customers vary by the type of customer, country of sale and the products sold. The Company does not have significant financing components in its contracts and the payment due date is typically shortly after sale.
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
The Company offers a right of return to its customers for most goods sold. Revenue is reduced by the amount of expected returns in the period in which the related revenue is recorded with a corresponding liability recorded in other current liabilities. The Company also recognizes a returned asset in prepaid and other current assets with a corresponding adjustment to cost of sales, for the right to recover the returned goods, measured at the former carrying value, less any expected recovery costs.
Share-based compensation
Share-based incentives are provided to associates under the Company’s long-term incentive plans and all-employee sharesave plans. The Company recognizes a compensation cost in respect of these plans that is primarily based on the fair value of the awards. For equity-settled plans, the fair value is determined at the date of grant and is not subsequently remeasured unless the conditions on which the award was granted are modified. For liability-settled plans, the fair value is initially determined at the date of grant and is remeasured at each balance sheet date until the liability is settled. The related liability is recorded in other current liabilities and other long-term liabilities. Generally, the compensation cost is recognized on a straight-line basis over the vesting period, utilizing cumulative catch-up for changes in the liability-settled plans. Estimates of expected forfeitures are made at the date of grant based on historical experience to appropriately reduce expense for those grants expected not to satisfy service conditions, or based on expected performance for non-market performance conditions. The estimated forfeitures are adjusted when facts and circumstances indicate the prior estimate is no longer appropriate.
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

Recently issued accounting pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, “Liabilities—Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations.” The standard aims to enhance transparency of supplier finance programs used in connection with the purchase of goods and services. The standard requires entities to disclose the key terms, including a description of payment terms, the confirmed amount outstanding under such programs, a description of where those obligations are presented on the balance sheet, and an annual rollforward, including the amount of obligations confirmed and the amount paid during the period. The guidance does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. ASU No. 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the required rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company will adopt ASU No. 2022-04 as of August 1, 2023. As of July 31, 2023, activity under the Company’s supplier finance agreements was not material. The Company will continue to evaluate for future disclosure.
Recent accounting pronouncements pending adoption that are not discussed above are either not applicable, or will not have, or are not expected to have, a material impact on our consolidated financial condition, results of operations or cash flows.
Note 2: Revenue and segment information
The Company reports its financial results of operations on a geographical basis in the following two reportable segments: United States and Canada. Each segment generally derives its revenues in the same manner as described in Note 1, Summary of significant accounting policies. The Company uses adjusted operating profit as its measure of segment profit. Adjusted operating profit is defined as profit before tax, excluding central and other costs, restructuring costs, amortization of acquired intangible assets, net interest expenses, as well as other items typically recorded in net other (expense) income such as (loss)/gain on disposal of businesses, pension plan changes/closure costs and amounts recorded in connection with the Company’s interests in investees. Certain income and expenses are not allocated to the Company’s segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts.
Segment results were as follows:

	For the years ended July 31,
(In millions)	2023	2022	2021
Net sales:
United States	$28,291	$27,067	$21,478
Canada	1,443	1,499	1,314
Total net sales	$29,734	$28,566	$22,792
Adjusted operating profit:
United States	$2,892	$2,893	$2,070
Canada	76	112	76

Central and other costs	(51)	(54)	(54)
Business restructurings(1)	—	—	11
Corporate restructurings(2)	—	(17)	(22)
Impairment and other charges(3)	(125)	—	—
Amortization of acquired intangible assets	(133)	(114)	(131)
Interest expense, net	(184)	(111)	(98)
Other (expense) income, net	(11)	(1)	10
Income before income taxes	$2,464	$2,708	$1,862

(1)For fiscal 2021, business restructuring reflects the release of provisions in connection with previously anticipated COVID-19 cost actions recorded in fiscal 2020.
(2)For fiscal 2022 and 2021, corporate restructuring costs primarily related to the incremental costs of the Company’s listing in the United States.
(3)See Note 8, Other intangible assets for further information.

An additional disaggregation of net sales by end market for continuing operations is as follows:

	For the years ended July 31,
(In millions)	2023	2022	2021
United States:
Residential	$14,820	$14,657	$11,990
Non-residential:
Commercial	9,213	8,600	6,661
Civil/Infrastructure	2,344	2,163	1,506
Industrial	1,914	1,647	1,321
Total Non-residential	13,471	12,410	9,488
Total United States	28,291	27,067	21,478
Canada	1,443	1,499	1,314
Total net sales	$29,734	$28,566	$22,792
No sales to an individual customer accounted for more than 10% of net sales during any of the last three fiscal years.
The Company is a value-added distributor in North America of products from infrastructure, plumbing and appliances to HVAC, fire, fabrication and more. We offer a broad line of products, and items are regularly added to and removed from the Company's inventory. Accordingly, it would be impractical to provide sales information by product category due to the way the business is managed, and the dynamic nature of the inventory offered.
Capital expenditures and depreciation and amortization by segment were as follows:

	For the years ended July 31,
(In millions)	2023	2022	2021
Capital expenditures:
United States	$423	$283	$232
Canada	18	7	9
Total capital expenditures	$441	$290	$241

Depreciation and amortization:
United States(1)	$313	$292	$288
Canada	8	9	9
Corporate	—	—	1
Total depreciation and amortization	$321	$301	$298
(1) Includes amortization of acquired intangible assets of $133 million, $114 million and $131 million in 2023, 2022 and 2021, respectively. These amounts are not included in the United States segment adjusted operating profit.

Assets by segment included:

	As of July 31,
(In millions)	2023	2022
Assets:
United States	$14,167	$13,747
Canada	795	802
Corporate	1,032	1,112
Total assets	$15,994	$15,661
As of July 31, 2023 and 2022, long-lived assets located in the United States were $1,545 million and $1,336 million, respectively.

Note 3: Earnings per share
Basic earnings per share is calculated using our weighted average outstanding common shares. Diluted earnings per share is calculated using our weighted average outstanding common shares including the dilutive effect of share awards as determined under the treasury stock method.
The following table shows the calculation of diluted shares:

	For the years ended July 31,
(In millions, except per share amounts)	2023	2022	2021
Income from continuing operations	$1,889	$2,099	$1,630
Income (loss) from discontinued operations (net of tax)	—	23	(158)
Net income	$1,889	$2,122	$1,472

Weighted average number of shares outstanding:
Basic weighted average shares	206.4	217.7	223.5
Effect of dilutive shares	0.8	1.2	1.3
Diluted weighted average shares	207.2	218.9	224.8

Earnings per share - Basic:
Continuing operations	$9.15	$9.64	$7.29
Discontinued operations	—	0.11	(0.70)
Total	$9.15	$9.75	$6.59

Earnings per share - Diluted:
Continuing operations	$9.12	$9.59	$7.25
Discontinued operations	—	0.10	(0.70)
Total	$9.12	$9.69	$6.55

Excluded anti-dilutive shares	0.1	0.1	0.1

Note 4: Income tax
Income before income tax by geographical area consisted of the following:

	For the years ended July 31,
(In millions)	2023	2022	2021
United Kingdom	$80	$102	$123
United States	2,011	2,222	1,385
International	373	384	354
Total	$2,464	$2,708	$1,862
Provision for income taxes consisted of the following:

	For the years ended July 31,
(In millions)	2023	2022	2021
Current:
United Kingdom	$—	($18)	$5
Federal and state (U.S.)	624	528	364
International	55	58	48
Total current	$679	$568	$417

Deferred:
United Kingdom	$17	$20	($8)
Federal and state (U.S.)	(120)	20	(176)
International	(1)	1	(1)
Total deferred	($104)	$41	($185)

Provision for income taxes	$575	$609	$232
The following is a reconciliation of income tax expense with income taxes at the U.K. statutory rate:

	For the years ended July 31,
(In millions)	2023		2022		2021
Provision for income taxes at U.K. statutory rate(1)	$518	21.0%	$515	19.0%	$354	19.0%
Non-U.K. tax rate differentials	68	2.8	127	4.7	68	3.7
Impact of change in reserves	8	0.3	8	0.2	(138)	(7.4)
Tax rate change	—	—	—	—	(29)	(1.6)
Tax credits	(15)	(0.6)	(9)	(0.3)	(12)	(0.6)
Non-taxable income	(6)	(0.2)	(9)	(0.3)	(18)	(1.0)
Other	2	—	(23)	(0.8)	7	0.4
Income tax expense	$575	23.3%	$609	22.5%	$232	12.5%
(1)Ferguson plc is tax resident in the U.K. Therefore, the Company has utilized the U.K. statutory rate. Since the change in statutory rate transitioned between fiscal years, the Company utilized a prorated statutory rate during fiscal 2023.

Deferred Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of July 31,
(In millions)	2023	2022
Assets:
Deferred compensation	$69	$48
Tax loss carryforwards	186	184
Lease liabilities	378	306
Sales returns and other liabilities	123	103
Inventory	46	50
Capitalized research and development	44	—
Other	48	51
Total deferred tax assets	894	742
Valuation allowance	(81)	(77)
Total deferred tax assets, net of valuation allowance	$813	$665

Liabilities:
Right of use assets	($374)	($306)
Goodwill and intangible assets	(118)	(119)
Property, plant and equipment	(21)	(14)
Tax method change	—	(49)
Total deferred tax liabilities	(513)	(488)
Net deferred tax assets	$300	$177
We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Our valuation allowance at July 31, 2023 and 2022 relates to foreign net capital loss carryforwards in the U.K. and Canada which are not expected to be realizable. For the year ended July 31, 2023, there was a $4 million change in the valuation allowance (2022: $0 million and 2021: $30 million).
As of July 31, 2023, the Company had $720 million of loss carryforwards related to the United Kingdom operations. At July 31, 2023, the Company had U.S. federal and state operating loss carryforwards for income tax purposes of $15 million and $19 million, respectively. Some of the loss carryforwards may expire at various dates through 2039. At July 31, 2023, the Company had $8 million of loss carryforwards related to international operations. A portion of these losses related to capital losses were offset with valuation allowances.
Unrecognized Tax Benefits
The following table reconciles the beginning and ending amount of our gross unrecognized tax benefits:

	For the years ended July 31,
(In millions)	2023	2022	2021
Unrecognized tax benefits at beginning of fiscal year	$140	$132	$245
Additions based on tax positions related to current year	27	27	28
Additions for tax positions of prior years	2	11	2
Reductions for tax positions of prior years	—	—	(8)
Reductions due to lapse of statute of limitations	(25)	(30)	(135)
Unrecognized tax benefits	$144	$140	$132

As of July 31, 2023, the unrecognized tax benefits that, if recognized, would impact the effective tax rate were $144 million (2022: $140 million and 2021: $132 million). The Company recognizes interest and penalties in the income tax provision in its consolidated statements of earnings. As of July 31, 2023, the Company had accrued interest of $23 million (2022: $17 million and 2021: $16 million). For the year end July 31, 2023, the interest included in income tax expense was an expense of $6 million (2022: expense $1 million and 2021: benefit $42 million). Penalties related to these positions were not material for all periods presented.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlement of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company anticipates that the balance of gross unrecognized tax benefits, excluding interest and penalties, will be reduced by $12 million during the next 12 months, primarily due to the anticipated settlement of tax examinations and statute of limitation expirations. However, the outcomes and timing of such events are highly uncertain and changes in the occurrence, expected outcomes and timing of such events could cause the Company’s current estimate to change materially in the future.
Reinvestment of Unremitted earnings
We consider foreign earnings of specific subsidiaries to be indefinitely reinvested. These permanently reinvested earnings of foreign subsidiaries at July 31, 2023 amounted to $725 million (2022: $658 million). The Company is not recording a deferred tax liability, if any, on such amounts. If at some future date, the Company ceases to be permanently reinvested in these specific foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference on these specific foreign subsidiaries.
Tax Return Examination Status
The Company files income tax returns in the U.K., U.S. and in various foreign, state and local jurisdictions. We are subject to tax audits in the various jurisdictions until the respective statutes of limitation expire. The Company is no longer subject to U.K. examinations by tax authorities for fiscal years before 2020 and U.S. federal income tax examinations by tax authorities for fiscal years before 2020. There are ongoing U.S. state and local audits and other foreign audits covering fiscal 2008-2020. We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations or cash flows.
Note 5: Property, plant and equipment
Property, plant and equipment consisted of the following:

	As of July 31,
(In millions)	2023	2022
Land	$348	$273
Buildings	1,134	1,103
Leasehold improvements	529	455
Plant and machinery	834	719
Other equipment	156	146
Property, plant and equipment	3,001	2,696
Less: Accumulated depreciation	(1,406)	(1,320)
Property, plant and equipment, net	$1,595	$1,376
Depreciation related to property, plant and equipment included in operating costs for fiscal 2023 was $148 million (2022: $140 million and 2021: $130 million).

Note 6: Leases
Lease-related assets and liabilities consisted of the following:

	As of July 31,
(In millions)	2023	2022
Assets:
Operating lease right-of-use assets	$1,474	$1,200

Liabilities:
Current portion of operating lease liabilities	$366	$321
Long-term portion of operating lease liabilities	1,126	878
Total lease liabilities	$1,492	$1,199
The components of leasing costs, included in SG&A, consisted of the following:

	For the years ended July 31,
(In millions)	2023	2022	2021
Operating lease costs	$390	$349	$318
Variable lease costs	85	72	62
Short-term lease costs	23	14	1
Total lease costs	$498	$435	$381
Variable lease costs represent costs incurred in connection with non-lease components, such as common area maintenance, and certain pass-through operating expenses such as real estate taxes and insurance.
The weighted average remaining lease terms and discount rates for the Company’s operating leases were as follows:

	As of July 31,
	2023	2022
Weighted average remaining lease term (years)	5.5	5.1
Weighted average discount rate	4.0%	3.3%
The future minimum rental payments under operating lease obligations, having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

As of July 31,
(In millions)	2023
2024	$377
2025	357
2026	289
2027	214
2028	157
Thereafter	295
Total undiscounted lease payments	1,689
Less: imputed interest	(197)
Present value of liabilities	$1,492
The future minimum lease payments in the table above exclude payments for leases that have not yet commenced.

Supplemental cash flow information related to leases from continuing operations consisted of the following:

	For the years ended July 31,
(In millions)	2023	2022	2021
Cash paid for operating leases (operating cash flows)	$379	$337	$321
Lease assets obtained in exchange for new operating lease liabilities (non-cash)	309	362	158
As of July 31, 2023, the Company had $223 million of non-cancelable operating leases with terms similar to the Company’s current operating leases that have not yet commenced. Of this amount, $174 million is expected to commence in fiscal year 2024 with the remaining $49 million expected to commence in fiscal year 2025.
Note 7: Goodwill
The Company completed its annual impairment analysis for goodwill during the fourth quarter of fiscal 2023. Based on the results of the Company’s analysis, the Company concluded that the fair value of each reporting unit was substantially in excess of its respective carrying value. There were no impairment charges related to goodwill in fiscal 2023, 2022 or 2021.
The following table presents the changes in the net carrying amount of goodwill allocated by reportable segment for the years ended July 31, 2023 and 2022:

(In millions)	United States	Canada	Total
Balance as of July 31, 2021	$1,670	$158	$1,828
Acquisitions	224	—	224
Effect of currency translation adjustment	—	(4)	(4)
Balance as of July 31, 2022	1,894	154	2,048
Acquisitions	198	—	198
Effect of currency translation adjustment	—	(5)	(5)
Balance as of July 31, 2023	$2,092	$149	$2,241
Cumulative goodwill impairment as of July 31, 2023	$108	$11	$119
Cumulative balance of historical goodwill impairments as of July 31, 2023, as shown above, was the same for all periods presented herein. See Note 16, Acquisitions for further information on the additions to goodwill in fiscal 2023 and 2022.

Note 8: Other intangible assets
The Company's major categories of definite-lived intangible assets and the respective weighted average remaining useful lives consisted of the following:

		As of July 31, 2023		As of July 31, 2022
(In millions, except remaining useful life)	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	4	$283	($197)	$370	($198)
Customer relationships*	8	1,345	(750)	1,138	(662)
Tradenames and brands*	4	268	(200)	258	(171)
Other*	3	209	(175)	206	(159)
Total intangible assets		$2,105	($1,322)	$1,972	($1,190)
* Acquired intangible assets
Amortization expense of intangible assets for the year ended July 31, 2023 was $173 million (2022: $161 million and 2021: $168 million).
As of July 31, 2023, expected amortization expense for the unamortized definite-lived intangible assets for the next five years and thereafter is as follows:

As of July 31,
(In millions)	2023
2024	$164
2025	160
2026	123
2027	103
2028	85
Thereafter	148
Total	$783
Impairments
The Company has been upgrading portions of its IT systems to enhance customer experience and associate productivity. One of the solutions developed targeted certain branch transactional processes and was piloted at select locations. In the third quarter of fiscal 2023, the Company determined that this solution did not meet its customer service, speed and efficiency goals. As a result, the Company chose not to proceed with this component and recorded a non-cash charge of $107 million of previously capitalized software costs in the United States. This item was included in the Impairments and other charges line of the Company’s consolidated statements of earnings.
In the second quarter of fiscal 2022, the Company recorded a $15 million non-cash impairment charge in SG&A related to internal use software projects in the United States as the Company determined the benefits of the work capitalized would not be realized.

Note 9: Debt
The Company’s debt obligations consisted of the following:

	As of July 31,
(In millions)	2023	2022
Variable-rate debt:
Receivables Facility	$50	$455
Term Loan	500	—
Private Placement Notes:
3.43% due September 2022	—	250
3.30% due November 2023	55	55
3.44% due November 2024	150	150
3.73% due September 2025	400	400
3.51% due November 2026	150	150
3.83% due September 2027	150	150
Unsecured Senior Notes:
4.50% due October 2028	750	750
3.25% due June 2030	600	600
4.25% due April 2027	300	300
4.65% due April 2032	700	700
Subtotal	$3,805	$3,960
Less: current maturities of debt	(55)	(250)
Unamortized discounts and debt issuance costs	(22)	(24)
Interest rate swap - fair value adjustment	(17)	(7)
Total long-term debt	$3,711	$3,679
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
As of July 31, 2023 and 2022, the Company had interest rate swaps with a notional value of $355 million in connection with the Private Placement Notes entered into in November 2017. See Note 10, Fair value measurements for further information.
Wolseley Capital’s obligations under the note and guarantee agreements are unconditionally guaranteed by the Company and Ferguson UK Holdings Limited (“Ferguson UK”). Wolseley Capital may repay the outstanding Private Placement Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid plus a “make-whole” prepayment premium.
The note and guarantee agreements relating to the Private Placement Notes contain certain customary affirmative covenants, as well as certain customary negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s non-guarantor subsidiaries’ ability to incur indebtedness and the Company’s ability to enter into affiliate transactions, grant liens on its assets, sell assets, or engage in acquisitions, mergers or consolidations. In addition, subject to certain exceptions, the note and guarantee agreements require us to maintain a leverage ratio.
The outstanding Private Placement Notes also contain customary events of default. Upon an event of default and an acceleration of the Private Placement Notes, the Company must repay the outstanding Private Placement Notes plus a make-whole premium and accrued and unpaid interest.

Unsecured Senior Notes
Ferguson Finance, plc (“Ferguson Finance”) has issued $2.35 billion in unsecured senior notes (collectively, the “Unsecured Senior Notes”) which are guaranteed by the Company and Ferguson UK.
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
Term loans will bear interest at a rate per annum of the Term SOFR Rate, as defined in the Term Loan Agreement, plus a credit spread adjustment of 10 basis points plus a margin ranging from 100 to 150 basis points, determined on the basis of the Company’s corporate credit ratings (or if public credit ratings are not published, senior unsecured debt ratings). Interest rates for the term loans ranged from 4.4% to 6.4% during fiscal 2023.
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
Revolving Credit Facility
The Company maintains a revolving credit facility (the “Revolving Facility”) under the Amendment and Restatement Agreement, dated October 7, 2022, among the Company, Ferguson UK, the lenders party thereto, and the agent of the lenders party thereto (as amended from time to time, the “Revolving Facility Agreement”). The Revolving Facility has aggregate total available credit commitments of $1.35 billion. Borrowings under the Revolving Facility bear interest at a per annum rate of Term SOFR (as defined in the Revolving Facility Agreement) plus a credit spread adjustment of 10 basis points plus a margin ranging from 20 to 75 basis points, determined on the basis of the Company’s corporate credit ratings (or if public credit ratings are not published, senior unsecured debt ratings).
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
As of July 31, 2023 and 2022, no borrowings were outstanding under the Revolving Facility.

Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility (the “Receivables Facility”) which is primarily governed by the Receivables Purchase Agreement, dated July 31, 2013, as amended from time to time, among the Company, Ferguson Enterprises, LLC and certain of its subsidiaries; the conduit purchasers, committed purchasers, and letter of credit banks from time to time party thereto; and Royal Bank of Canada, as administrative agent.
The Receivables Facility consists of funding for up to $1.1 billion, including a swingline for up to $100 million in same day funding, terminating on October 7, 2025. The Company has available to it an accordion feature whereby the facility may be increased up to $1.5 billion subject to lender participation. Interest is payable under the Receivables Facility at a rate of Term SOFR (as defined in the Receivables Facility) plus a credit spread adjustment of 10 basis points plus a margin or, in the case of the lending banks that fund, through a conduit, by the issuance of commercial paper, at a rate equal to the per annum rate payable of the related commercial paper issued by such conduit plus a margin. Interest rates under the Receivables Facility ranged from 3.4% to 6.2% during fiscal 2023. The Company does not factor its accounts receivable.
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
The Company was in compliance with all debt covenants for all of these debt obligations and facilities that were in effect as of July 31, 2023.
Debt maturities, exclusive of unamortized original issue discounts, unamortized debt issuance costs, fair-value hedge adjustments, and finance lease obligations, for the next five fiscal years and thereafter are as follows:

As of July 31,
(In millions)	2023
2024	$55
2025	150
2026	950
2027	450
2028	150
Thereafter	2,050
Total	$3,805

Note 10: Fair value measurements
Derivative Instruments
The Company’s derivatives relate principally to interest rate swaps, designated as fair value hedges, to manage its exposure to interest rate movements on its debt. They are measured at fair value on a recurring basis through profit and loss using forward interest curves which are Level 2 inputs. The Company’s derivatives are not material. The notional amount of the Company’s outstanding fair value hedges as of July 31, 2023 and 2022 was $355 million.
Equity investments
The fair value of the Company’s equity investments is measured on a recurring basis using market derived valuation methods upon occurrence of orderly transactions for identical or similar assets which is deemed a Level 3 input. The fair value of equity investments was $34 million and $26 million as of July 31, 2023 and 2022, respectively, and the activity during fiscal 2023 was not material.
Other Fair Value Disclosures
Due to their short maturities, or their insignificance, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term debt approximated their fair values at July 31, 2023 and 2022.
Non-recurring fair value measurements
Fair value estimates are made in connection with the Company’s acquisitions. See Note 16, Acquisitions for further details.
Liabilities for which fair value is only disclosed
Carrying amounts and the related estimated fair value of the Company’s long-term debt were as follows:

	As of July 31,
	2023		2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured Senior Notes	$2,330	$2,195	$2,328	$2,350
Private Placement Notes	904	871	1,153	1,142
The difference in fair values results from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of the Unsecured Senior Notes and Private Placement Notes are classified as Level 2 fair value measurements, and were estimated using observable market prices as provided in secondary markets that consider the Company’s credit risk and market-related conditions.
Note 11: Commitments and contingencies
The Company is, from time to time, involved in various legal proceedings considered to be normal course of business in relation to, among other things, the products that we supply, contractual and commercial disputes and disputes with employees. Provision is made if, on the basis of current information and professional advice, liabilities are considered probable. In the case of unfavorable outcomes, the Company may benefit from applicable insurance protection. The Company does not expect any of its pending legal proceedings to have a material adverse effect on its results of operations, financial position or cash flows.

Note 12: Accumulated other comprehensive loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2020	($566)	($479)	($1,045)
Other comprehensive income before reclassifications	35	66	101
Amounts reclassified from accumulated other comprehensive loss	135	13	148
Other comprehensive income	170	79	249
Balance as of July 31, 2021	($396)	($400)	($796)
Other comprehensive loss before reclassifications	(24)	(18)	(42)
Amounts reclassified from accumulated other comprehensive loss	—	8	8
Other comprehensive loss	(24)	(10)	(34)
Balance as of July 31, 2022	($420)	($410)	($830)
Other comprehensive loss before reclassifications	(9)	(57)	(66)
Amounts reclassified from accumulated other comprehensive loss	—	8	8
Other comprehensive loss	(9)	(49)	(58)
Balance as of July 31, 2023	($429)	($459)	($888)
Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	For the years ended July 31,
(In millions)	2023	2022	2021
Amortization of actuarial losses	$11	$10	$18
Tax benefit	(3)	(2)	(5)
Amounts reclassified from accumulated other comprehensive loss, net of tax	$8	$8	$13

Note 13: Retirement benefit obligations
The Company provides various retirement benefits to eligible employees, including pension benefits associated with defined benefit plans, contributions to defined contribution plans, post-retirement benefits and other benefits. Eligibility requirements and benefit levels vary depending on associate location.
The Company provides defined benefit plans to its employees in Canada. In the United Kingdom there is a legacy defined benefit plan which is closed to further benefit accrual.
The majority of the Canadian defined benefit plans are funded. Post-retirement benefit obligations are not material and have been included in all amounts presented herein.
The principal U.K. defined benefit plan is the Wolseley Group Retirement Benefits Plan which provides benefits based on final pensionable salaries. The assets are held in separate trustee administered funds. The plan was closed to new entrants in 2009, closed to future service accrual in December 2013 and closed to future non-inflationary salary accrual on the disposal of the U.K. business in 2021.
In 2017, the Company secured a buy-in insurance policy with Pension Insurance Corporation for the U.K. defined benefit plan. This policy covers all benefit payments to a certain portion of participants in the plan. The insurance asset is exactly equal to the related insured liabilities.
In 2021, prior to the disposal of the U.K. business, Wolseley UK Limited, the liabilities of the disposed entities to the U.K. defined benefit plan were transferred to Ferguson UK Holdings Limited.
The funded status of the Company’s plans was as follows, valued with a measurement date of July 31 for each year:

	For the years ended July 31,
(In millions)	2023	2022
Change in net benefit obligations:
Beginning balance	$1,402	$2,208
Interest cost	51	41
Actuarial gain	(245)	(554)
Benefits paid	(57)	(71)
Exchange rate adjustment	67	(222)
Ending balance	$1,218	$1,402
Change in assets at fair value:
Beginning balance	$1,508	$2,304
Actual return on plan assets	(279)	(506)
Company contributions	24	15
Benefits paid	(57)	(71)
Exchange rate adjustment	74	(234)
Ending balance at fair value	$1,270	$1,508
Funded status of plans	$52	$106
As required by United Kingdom pensions regulation, the United Kingdom Plan completed its triennial actuarial valuation exercise, which is measured on a technical provisions basis, based on the United Kingdom Plan’s financial position as of April 30, 2022. The triennial valuation resulted in required contributions by the Company of £133 million to be spread over the period to January 31, 2026, of which the Company has paid £26 million as of July 31, 2023.
Total expected employer contributions to the defined benefit plans for the year ending July 31, 2024 are estimated to be $35 million, which includes amounts due from the triennial funding valuation.

Amounts recognized in the consolidated balance sheets consisted of:

	As of July 31,
(In millions)	2023	2022
Non-current asset	$55	$114
Non-current liability	(3)	(8)
Amounts recognized in accumulated other comprehensive loss:

	As of July 31,
(In millions)	2023	2022
Net actuarial loss	$602	$537
Income tax impact	(143)	(127)
Accumulated other comprehensive loss	$459	$410
Components of other comprehensive loss (income) consisted of the following:

	For the years ended July 31,
(In millions)	2023	2022	2021
Net actuarial loss (gain)	$83	($3)	($78)
Amortization of net actuarial loss	(11)	(10)	(18)
Impact of exchange rates	(7)	12	—
Income tax impact	(16)	11	17
Other comprehensive loss (income), net of tax	$49	$10	($79)
The components of net periodic pension costs associated with all of the Company’s plans were as follows:

	For the years ended July 31,
(In millions)	2023	2022	2021
Selling, general and administrative expenses
Service costs	$—	$—	$3
Other expense (income), net
Amortization of net actuarial losses	11	10	18
Interest cost	51	41	32
Expected return on plan assets	(49)	(45)	(60)
Net periodic cost (income)	$13	$6	($7)

Weighted average assumptions:
Discount rate, net periodic benefit cost	3.53%	1.78%	1.56%
Discount rate, benefit obligations	5.05%	3.53%	1.78%
Expected return on plan assets	3.41%	2.12%	2.60%
Wage inflation growth rate	2.50%	2.35%	2.13%
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
For the U.K. plan, the guaranteed insurance policy represents approximately 35% of the plan assets. For the remaining assets, the strategy is to invest in a mix of equities, bonds and other income-generating asset classes so that expected cash flows broadly match a high proportion of the cash flows of the plan’s expected liabilities. The investment strategy is subject to regular review by the trustees of the plan in consultation with the Company.
For the plans in Canada, the investment strategy is to invest predominantly in equities and bonds.
The Company’s weighted average asset allocations by asset category were as follows:

	As of July 31,
	2023	2022
Asset category:
Equity securities	3%	2%
Fixed income securities	61	67
Cash, cash equivalents and other short-term investments	2	2
Guaranteed insurance policies	34	29
Total	100%	100%
The following tables present the fair value of the Company’s plan assets using the fair value hierarchy:

	As of July 31, 2023
(In millions)	Total	Level 1	Level 2	Level 3
U.K. Plan assets:
Fixed income securities:
Corporate	$319	$2	$224	$93
Asset backed	1	—	1	—
Government	410	406	4	—
Cash, cash equivalents and other short-term investments	29	28	1	—
Insurance policies	417	—	—	417

Canada Plan assets:
Equity securities	33	33	—	—
Fixed income securities:
Corporate	9	—	9	—
Government	32	—	32	—
Cash and cash equivalents	1	1	—	—
Other	19	11	8	—
	$1,270	$481	$279	$510

	As of July 31, 2022
(In millions)	Total	Level 1	Level 2	Level 3
U.K. Plan assets:
Fixed income securities:
Corporate	$639	$8	$492	$139
Asset backed	80	16	58	6
Government	246	—	239	7
Cash and cash equivalents	25	22	3	—
Insurance policies	418	—	—	418

Canada Plan assets:
Equity securities	35	35	—	—
Fixed income securities:
Corporate	7	—	7	—
Government	32	—	32	—
Cash and cash equivalents	1	1	—	—
Other	25	14	11	—
	$1,508	$96	$842	$570
The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	For the years ended July 31,
(In millions)	2023	2022
Beginning balance	$570	$786
Transfers into Level 3	67	—
Transfers out of Level 3	(131)	—
Actual returns	1	(108)
Purchases, sales and settlements, net	(24)	(20)
Impact of exchange rates	27	(88)
Ending balance	$510	$570
The Company expects the following benefit payments related to its defined benefit pension plans over the next 10 years:

As of July 31,
(In millions)	2023
2024	$60
2025	61
2026	63
2027	64
2028	66
2029-2033	351
Total	$665

Defined Contribution Plans
The principal plans operated for employees in the United States are defined contribution plans, which are established in accordance with 401(k) rules in the United States. The Company’s Canadian employees are covered by defined contribution plans including a Post Retirement Benefit Plan and Supplemental Executive Retirement Plan. Under the Canadian plans, the Company’s employees are able to make personal contributions.
Total expense related to defined contribution plans in fiscal 2023 was $93 million (2022: $87 million and 2021: $74 million).
In addition, Ferguson Enterprises, LLC, a subsidiary of the Company, sponsors a non-qualified deferred compensation plan for the benefit of U.S.-based executives and certain other senior associates. For the year ended July 31, 2023, the Company’s obligations related to the plan total $323 million (2022: $297 million), including a current portion of the liability of $16 million (2022: $29 million). The Company has investments in Company-owned life insurance policies that are intended to fund these obligations, however, these assets are subject to the general claims of the Company’s creditors. The assets are recorded at cash surrender value with changes recognized in earnings. The non-current assets total $322 million (2022: $295 million).
Note 14: Shareholders’ equity
The following table presents a summary of the Company’s share activity:

	For the years ended July 31,
	2023	2022	2021
Ordinary shares:
Balance at beginning of period	232,171,182	232,171,182	232,171,182
Change in shares issued	—	—	—
Balance at end of period	232,171,182	232,171,182	232,171,182

Treasury shares:
Balance at beginning of period	(21,078,577)	(9,862,816)	(7,280,222)
Repurchases of ordinary shares	(7,022,242)	(11,413,180)	(3,020,368)
Treasury shares used to settle share-based compensation awards	207,139	197,419	437,774
Balance at end of period	(27,893,680)	(21,078,577)	(9,862,816)

Employee Benefit Trust:
Balance at beginning of period	(846,491)	(833,189)	(1,277,347)
New shares purchased	—	(600,000)	—
Employee Benefit Trust shares used to settle share-based compensation awards	572,460	586,698	444,158
Balance at end of period	(274,031)	(846,491)	(833,189)
Total shares outstanding at end of period	204,003,471	210,246,114	221,475,177
Two Employee Benefit Trusts have been established in connection with the Company’s discretionary share option plans and long-term incentive plans. Dividends due on shares held by the Employee Benefit Trusts are waived in accordance with the provisions of the trust deeds. At July 31, 2023, the shares held in trusts had a market value of $44 million (2022: $107 million).
Share Repurchases
Share repurchases are being made under an authorization that allows up to $3.0 billion in share repurchases. As of July 31, 2023, the Company has completed $2.5 billion of the total announced $3.0 billion share repurchase program. The Company is currently purchasing shares under an irrevocable and non-discretionary arrangement with $84 million in accrued repurchases remaining as of July 31, 2023, which is recorded as a current liability in the consolidated balance sheet.

Note 15: Share-based compensation
Background
The Ferguson Group International Sharesave Plan 2019 (the “2019 ISP”), the Ferguson Group Ordinary Share Plan 2019 (the “OSP”), the Ferguson Group Performance Ordinary Share Plan 2019 (the “POSP”), and the Ferguson Group Long Term Incentive Plan 2019 (the “LTIP”) were amended by the Board in July 2023 to include specific limits on the number of ordinary shares that can be awarded under the subject plan. As amended, the number of ordinary shares that can be awarded under the 2019 ISP, the OSP, the POSP and the LTIP are 12,000, 300,000, 1,200,000, and 200,000 ordinary shares, respectively. Additionally, notwithstanding these share limits, the Ferguson Group International Sharesave Plan 2011, the 2019 ISP and the LTIP provide guidelines to determine the maximum number of ordinary shares that can be granted under each plan. Under these plans, the Company cannot grant equity awards that would result in the issuance of ordinary shares that, when aggregated with awards issued and outstanding under all of the Company’s other equity plans, would exceed 10% of the Company’s issued ordinary share capital (adjusted for share issuance and cancellation) in any rolling 10-year period. In addition, as applicable, the Company is committed to not issuing new shares or reissuing treasury shares to executives under these equity plans that, when aggregated with issued and outstanding awards held by executives under all of the Company’s other equity plans, would exceed 5% of the issued ordinary share capital of the Company (adjusted for share issuance and cancellation) in any rolling 10-year period.
Share-based compensation awards
Awards granted under the OSP vest over a period of time (“time vested”), typically three years. Dividends do not accrue during the vesting period. The fair value of the award is derived from the closing share price on the date of grant.
Awards granted under the POSP vest at the end of a three-year performance cycle (“performance vested”). The number of ordinary shares that vest vary with the Company’s performance against an adjusted operating profit measure. Dividends do not accrue during the vesting period. The fair value of the award is derived from the share price on the date of grant.
Awards granted under the LTIP vest at the end of a three-year performance period. For grants awarded prior to fiscal 2023, the number of ordinary shares that vest will vary based on Company measures of inflation-indexed earnings per share (“EPS”), cash flow and total shareholder return (“TSR”) compared to a peer company set. Based on the performance conditions of these awards granted prior to fiscal 2023, these LTIP grants are treated as liability-settled awards. As such, the fair value of these awards is initially determined at the date of grant, and is remeasured at each balance sheet date until the liability is settled. Dividends accrue during the vesting period. As of July 31, 2023 and 2022, the total liability recorded in connection with these grants was $13 million and $11 million, respectively.
In the first quarter of fiscal 2023, the Company granted awards under the LTIP in which the ordinary shares to be issued upon vesting vary based on fixed measures of Company defined EPS and return on capital employed (“ROCE”), as well as TSR compared to a peer company set. Dividend equivalents accrue during the vesting period. Based on these defined performance conditions, these grants are treated as equity-settled awards (“LTIP, equity-settled”) with the fair value determined on the date of grant. Specifically, the fair value of such awards that vest based on achievement of the EPS and ROCE measures was equal to the closing share price on the date of grant. The fair value of the awards that vest based on TSR was determined using a Monte-Carlo simulation, which estimated the fair value based on the Company's share price activity relative to the peer comparative set over the expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the shares of the Company and that of the peer company set.
The following table summarizes the share-based incentive awards activity for fiscal 2023:

	Number of Shares	Weighted Average grant date fair value
Outstanding as July 31, 2022	1,576,554	$100.03
Time vested grants	119,470	100.71
Performance vested grants	279,310	100.71
LTIP, equity settled grants	37,676	91.84
Share adjustments based on performance	(138,795)	103.24
Vested	(620,200)	75.74
Forfeited	(95,342)	112.83
Outstanding at July 31, 2023	1,158,673	$111.57
The following table relates to time vested, performance vested and long-term incentive awards activity:

	For the years ended July 31,
(In millions, except per share amounts)	2023	2022	2021
Fair value of awards vested	$67	$94	$60
Weighted average grant date fair value per share granted	$99.95	$134.88	$98.53
The following table relates to all share-based compensation awards:

	For the years ended July 31,
(In millions)	2023	2022	2021
Share-based compensation expense (within SG&A)	$51	$57	$77
Income tax benefit	11	20	20
Total unrecognized share-based payment expense for all share-based payment plans was $52 million at July 31, 2023, which is expected to be recognized over a weighted average period of 1.5 years.
Employee share purchase plan
The Ferguson Group Employee Share Purchase Plan 2021 provides for a limit of 20 million ordinary shares that can be awarded under the plan subject to certain guidelines set forth in the plan that are consistent with the limits as described above.
As of July 31, 2023, 19.6 million ordinary shares remain available for allotment under the rules of the Ferguson Group Employee Share Purchase Plan 2021. The exercise price per ordinary share will be prescribed by the Board for each offering period and may not be less than 85% of the lesser of the market value of an ordinary share on the date of grant and the market value of an ordinary share on the date of exercise. During fiscal 2023, there were approximately 151,034 shares purchased under the employee share purchase plan at an average price of $111.75.

Note 16: Acquisitions
The Company acquired the following businesses during fiscal 2023. Each of the acquired businesses are engaged in the distribution of plumbing and heating products and was acquired to support growth, primarily in the United States. While many of our acquisitions are structured as asset transactions, the Company substantially purchased the acquiree's business and therefore all transactions have been accounted for as a business combination pursuant to ASC 805.

Name	Date of acquisition	Country of incorporation	Acquired %
Monark Premium Appliance	August 2022	USA	100%
Guarino Distributing Company, L.L.C.	November 2022	USA	100%
Airefco, Inc.	December 2022	USA	100%
Power Process Equipment, Inc.	December 2022	USA	100%
Pipelines, Inc.	January 2023	USA	100%
S.G. Torrice, LLC	June 2023	USA	100%
Bruce Supply Corp.	July 2023	USA	100%
Kennedy Culvert & Supply Company	July 2023	USA	100%
The following table summarizes the preliminary purchase price allocations for the assets acquired and liabilities assumed in regards to the Company's acquisitions occurring in fiscal 2023 and 2022:

	Acquisitions occurring in
(In millions)	2023	2022
Intangible assets:
Trade names and brands	$9	$27
Customer relationships	207	282
Other	4	17
Operating lease right-of-use assets	66	65
Property, plant and equipment	11	11
Inventories	180	139
Receivables and other assets	134	91
Cash and cash equivalents	3	18
Lease liabilities	(66)	(65)
Trade and other payables	(80)	(68)
Deferred tax	—	(17)
Provisions	(4)	(1)
Total	464	499
Goodwill	198	224
Consideration	$662	$723
Satisfied by:
Cash	$619	$668
Deferred consideration	43	55
Total consideration	$662	$723
The fair values of the assets acquired in fiscal 2023 are considered preliminary and are based on management’s best estimates. Further adjustments may be necessary in connection with acquisitions completed in fiscal 2023 when additional information becomes available about events that existed at the date of acquisition. Amendments to fair value estimates may be made to these figures during the measurement period following the date of acquisition. There were no material adjustments in fiscal 2023 related to the closing of the measurement period of acquisitions made in fiscal 2022. As of the date of this Annual Report, the Company has made all known material adjustments related to acquisitions in fiscal 2023.
The fair value estimates of intangible assets are considered non-recurring, Level 3 measurements within the fair value hierarchy and are estimated as of each respective acquisition date.

The goodwill on these acquisitions is attributable to the anticipated profitability of the new markets and product ranges to which the Company has gained access and additional profitability, operating efficiencies and other synergies available in connection with existing markets. All goodwill acquired during fiscal 2023 is in the United States segment with all goodwill expected to be deductible for tax purposes.
Deferred consideration represents the expected payout due to certain sellers of acquired businesses that is subject to either 1) a contractual settle-up period or 2) a contingency related to contractually defined performance metrics. If the deferred consideration is contingent on achieving performance metrics, the liability is estimated using assumptions regarding the expectations of an acquiree’s ability to achieve the contractually defined performance metrics over a period of time that typically spans one to three years. When ultimately paid, deferred consideration is reported as a cash outflow from financing activities.
The businesses acquired in fiscal 2023 contributed $238 million to net sales and $3 million to the Company’s income before income tax, including acquired intangible asset amortization, transaction and integration costs for the period between the date of acquisition and July 31, 2023. Acquisition costs in fiscal 2023 was $5 million (2022: $10 million). Acquisition costs are expensed as incurred and included in SG&A in the Company’s consolidated statements of earnings.
The net outflow of cash in respect of the purchase of businesses is as follows:

	For the years ended July 31,
(In millions)	2023	2022
Purchase consideration	$619	$668
Cash and cash equivalents acquired	(3)	(18)
Cash consideration paid, net of cash acquired	616	650
Deferred and contingent consideration paid for prior years’ acquisitions(1)	34	22
Net cash outflow in respect of the purchase of businesses	$650	$672

(1) Included in other financing activities in the consolidated statements of cash flows
Pro forma disclosures
If each acquisition had been completed on the first day of the prior fiscal year, the Company’s unaudited pro forma net sales would have been:

	Year ended July 31,
(In millions)	2023	2022
Pro forma net sales	$30,299	$29,354
The impact on income before income tax in fiscal 2023 and 2022, including additional intangible asset amortization, transaction and integration costs, would not be material.
The unaudited pro forma results presented herein do not necessarily represent financial results that would have been achieved had the acquisition actually occurred at the beginning of the prior fiscal year.

Note 17: Discontinued operations and disposals
On January 29, 2021, the Company disposed of the shares in its U.K. business, Wolseley UK Limited. As such, the disposal group has been presented as a discontinued operation.
The results from discontinued operations, which have been included in the consolidated statements of earnings are as follows:

	Year ended July 31,
(In millions, except per share amounts)	2022	2021
Net sales	$—	$1,138
Cost of sales	—	(879)
Gross profit	—	259
Selling, general and administrative expenses	—	(194)
Depreciation and amortization	—	(11)
Gain (loss) on disposal of business, net	23	(200)
Income (loss) before income tax	23	(146)
Provision for income taxes	—	(12)
Income (loss) from discontinued operations	$23	($158)

Earnings per share - Basic	$0.11	($0.70)
Earnings per share - Diluted	$0.10	($0.70)
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
The Company had no material activity related to discontinued operations in fiscal 2023.
Note 18: Related party transactions
For fiscal 2023, the Company purchased $27 million (2022: $22 million and 2021: $24 million) of delivery, installation and related administrative services from companies that are, or are indirect wholly owned subsidiaries of companies that are, controlled or significantly influenced by a Ferguson Non-Employee Director. No material amounts are due to such companies. The services are purchased on an arm’s-length basis.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
As of the end of the period covered by this Annual Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of July 31, 2023. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s report on internal controls over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2023 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2023 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of July 31, 2023 has been audited by Deloitte LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ferguson plc
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ferguson plc and subsidiaries (the “Company”) as of July 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2023, of the Company and our report dated September 26, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Richmond, VA
September 26, 2023

Item 9B.Other Information
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10.Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Information required by this item will be contained in the 2023 Proxy Statement under the headings “Board Committees and Oversight” and “Resolution 1: Election of Directors,” which information is incorporated herein by reference.
Item 11.Executive Compensation
Information required by this item will be contained in the 2023 Proxy Statement under the headings “Board Committees and Oversight” and “Executive Compensation,” which information is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in the 2023 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation— Equity Compensation Plan Information,” which information is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions
Information required by this item will be contained in the 2023 Proxy Statement under the headings “Corporate Governance—Director Independence” and “Board Committees and Oversight—Related Party Transactions,” which information is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
Information required by this item will be contained in the 2023 Proxy Statement under the heading “Independent Registered Accountants,” which information is incorporated herein by reference.
Part IV
Item 15.Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements:
The following Consolidated Financial Statements of Ferguson plc and Report of Independent Registered Public Accounting Firm are included in this Annual Report under Item 8:
•Report of Independent Registered Public Accounting Firm.
•Consolidated Statements of Earnings, Comprehensive Income, Shareholders’ Equity and Cash Flows for the years ended July 31, 2023, 2022 and 2021.
•Consolidated Balance Sheets as of July 31, 2023 and 2022.
•Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules:

 All schedules are omitted as the required information is inapplicable or the information is presented in the Company’s audited consolidated financial statements or notes thereto.

(3)	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Annual Report.

3.1	Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 001-40066), filed with the SEC on December 1, 2022).
4.1*	Description of Ferguson plc share capital.
10.1
Amendment and Restatement Agreement, dated October 7, 2022, by and among Ferguson plc, Ferguson UK Holdings Limited, each of the lenders party thereto, and ING Bank N.V., London Branch, as agent of the lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40066), filed with the SEC on October 13, 2022).

10.2
Credit Agreement, dated October 7, 2022, by and among Ferguson plc, as parent guarantor, Ferguson UK Holdings Limited, as borrower, each of the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40066), filed with the SEC on October 13, 2022).

10.3
Receivables Purchase Agreement, dated as of July 31, 2013, among Ferguson plc, Ferguson Receivables, LLC as seller, Ferguson Enterprises, Inc. as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, and facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent (as further amended, supplemented and restated, the “Receivables Purchase Agreement”) (incorporated by reference to Exhibit 4.3 of the Registrant’s 20FR12B (File No. 001-39301), filed with the SEC on February 12, 2021).

10.4
Purchase and Contribution Agreement, dated as of July 31, 2013, among Ferguson Receivables, LLC as purchaser, Ferguson Enterprises, Inc., as servicer, and its various subsidiaries party thereto as originators (as further amended, supplemented or restated, the “Purchase and Contribution Agreement”) (incorporated by reference to Exhibit 4.4 of the Registrant’s 20FR12B (File No. 001-39301), filed with the SEC on February 12, 2021).

10.5
First Amendment to Receivables Purchase Agreement, dated as of December 6, 2013, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc., as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 27, 2022).

10.6
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated as of September 23, 2014, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc., as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 27, 2022).

10.7
Third Amendment to Receivables Purchase Agreement, dated as of December 22, 2014, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc., as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 27, 2022).

10.8
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated as of September 11, 2015, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc., as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 27, 2022).

10.9
Second Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated as of December 31, 2015, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc., as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 27, 2022).

10.10
Fifth Amendment to Receivables Purchase Agreement, dated as of December 16, 2016, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc., as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 27, 2022).

10.11
Sixth Amendment to Receivables Purchase Agreement, dated as of December 8, 2017, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc., as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Ferguson plc (formerly Wolseley plc), as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 27, 2022).

10.12
Seventh Amendment to Receivables Purchase Agreement, dated as of December 20, 2018, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc., as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Ferguson plc (formerly Wolseley plc), as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 27, 2022).

10.13
Eighth Amendment to Receivables Purchase Agreement and Consent to Assignment by Parent, dated as of May 10, 2019, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (formerly Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Ferguson Holdings Limited, as assignor parent, and Ferguson plc, as assignee parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 27, 2022).

10.14
Ninth Amendment to Receivables Purchase Agreement, dated as of April 17, 2020, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (formerly Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, Truist Bank (formerly SunTrust Bank), as co-administrative agent, and Ferguson plc (formerly Wolseley plc), as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 27, 2022).

10.15
Tenth Amendment to Receivables Purchase Agreement, dated as of July 22, 2020, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (formerly Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, Truist Bank (formerly SunTrust Bank), as co-administrative agent, and Ferguson plc (formerly Wolseley plc), as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 27, 2022).

10.16
Omnibus Amendment and Consent, dated as of May 19, 2021, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (formerly Ferguson Enterprises, Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, Truist Bank (formerly SunTrust Bank), as co-administrative agent, and Ferguson plc (formerly Wolseley plc), as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 27, 2022).

10.17
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated as of December 8, 2021, among Ferguson Receivables, LLC as seller, Ferguson Enterprises, LLC (formerly Ferguson Enterprises, Inc.) as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson plc (formerly Wolseley plc), as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 27, 2022).

10.18†
Thirteenth Amendment to Receivables Purchase Agreement, dated October 7, 2022, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (formerly Ferguson Enterprises, Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson plc (formerly Wolseley plc), as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 001-40066), filed with the SEC on October 13, 2022).

10.19
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated December 29, 2022, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (formerly Ferguson Enterprises, Inc.), as servicer the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson plc (formerly Wolseley plc), as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40066), filed with the SEC on March 8, 2023).

10.20
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated February 10, 2023, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (formerly Ferguson Enterprises, Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson plc (formerly Wolseley plc), as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40066), filed with the SEC on March 8, 2023).

10.21*
Omnibus Amendment and Consent (Ferguson Receivables, LLC), dated as of June 23, 2023, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC, as servicer, the originators, the conduit purchasers, committed purchasers, letters of credit banks, and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson plc (formerly Wolseley plc), as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement.

10.22+*	Ferguson Enterprises, Inc. Executive Retirement Plan I.
10.23+*	Ferguson Enterprises, Inc. Executive Retirement Plan II.
10.24+*	Amendment No. One to Ferguson Enterprises, Inc. Executive Retirement Plan II.
10.25+*	Amendment No. Two to Ferguson Enterprises, Inc. Executive Retirement Plan II.
10.26+*	Amendment No. Three to Ferguson Enterprises, Inc. Executive Retirement Plan II.
10.27+*	Amendment No. Four to Ferguson Enterprises, Inc. Executive Retirement Plan II.
10.28+*	Amendment No. Five to Ferguson Enterprises, Inc. Executive Retirement Plan II.
10.29+*	Ferguson Enterprises, Inc. Executive Retirement Plan III.
10.30+*	Amendment to the Ferguson Enterprises, Inc. Executive Retirement Plan III, effective as of January 1, 2017.
10.31+*	Amendment to the Ferguson Enterprises, Inc. Executive Retirement Plan III, effective as of January 1, 2019.
10.32+*	Ferguson Group International Sharesave Plan 2019.
10.33+*	Ferguson Group Long Term Incentive Plan 2019.
10.34+*	Ferguson Group Ordinary Share Plan 2019.
10.35+*	Ferguson Group Performance Ordinary Share Plan 2019.
10.36+	Ferguson Group Employee Share Purchase Plan 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8 (File No. 333-263084), filed with the SEC on February 28, 2022).
10.37+
Ferguson Non-Employee Director Incentive Plan 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40066), filed with the SEC on December 1, 2022).

10.38+
Form of Restricted Stock Unit Award Agreement Pursuant to the Ferguson Non-Employee Director Incentive Plan 2022 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40066), filed with the SEC on December 1, 2022).

10.39+*	Amended & Restated Employment Agreement, dated as of September 1, 2022, by and between the Registrant and Kevin Murphy, as amended August 30, 2023.
10.40+*	Amended & Restated Employment Agreement, dated as of September 1, 2022, by and between the Registrant and William Brundage, as amended August 30, 2023.
10.41+*	Amended & Restated Employment Agreement, dated as of August 1, 2022, by and between the Registrant and Ian Graham, as amended August 30, 2023.
10.42+*	Amended & Restated Employment Agreement, dated as of August 29, 2022, by and between the Registrant and Samantha Long, as amended August 30, 2023.
10.43+*	Amended & Restated Employment Agreement, dated as of June 1, 2022, by and between the Registrant and William Thees, as amended August 30, 2023.
10.44+*	Form of Non-Executive Director Appointment Letter.
10.45+*	Change in Control Policy for Executive Officers.
10.46+*	Retirement Policy for Ferguson Group Share Plans.
10.47+*	Ferguson Enterprises Inc. Executive Life Insurance Plan II.
10.48+*	Amendment No. 1 to Ferguson Enterprises Inc. Executive Life Insurance Plan II.
10.49+*	Amendment No. 2 to Ferguson Enterprises, LLC Executive Life Insurance Plan II.
21.1*	List of Significant Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Deloitte LLP.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Executive Compensation Clawback Policy.
101.INS*	Inline XBRL Instance Document—this instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
September 26, 2023

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 26, 2023.

Name	Position

/s/ Kevin Murphy	Chief Executive Officer and Executive Director
Kevin Murphy	(Principal Executive Officer)

/s/ William Brundage	Chief Financial Officer and Executive Director
William Brundage	(Principal Financial Officer)

/s/ Richard Winckler	Chief Accounting Officer
Richard Winckler	(Principal Accounting Officer)

/s/ Geoffrey Drabble	Chairman
Geoffrey Drabble

/s/ Kelly Baker	Director
Kelly Baker

/s/ Catherine Halligan	Director
Catherine Halligan

/s/ Brian May	Director
Brian May

/s/ James S. Metcalf	Director
James S. Metcalf

/s/ Alan Murray	Director
Alan Murray

/s/ Thomas Schmitt	Director
Thomas Schmitt

/s/ Nadia Shouraboura	Director
Nadia Shouraboura

/s/ Suzanne Wood	Director
Suzanne Wood