Form 10-Q
period 2023-10-31
Ferguson plc
filed 2023-12-06
CIK 1832433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 30, 2023, the number of outstanding ordinary shares was 203,489,651.

TABLE OF CONTENTS

CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, the terms “Company,” “Ferguson,” “we,” “us,” and “our” and other similar terms refer to Ferguson plc and its consolidated subsidiaries. Except as otherwise specified or the context otherwise requires, references to years indicate our fiscal year ended July 31 of the respective year. For example, references to “fiscal 2024” or similar references refer to the fiscal year ended July 31, 2024.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information included in this quarterly report on Form 10-Q (“Quarterly Report”) is forward-looking, including within the meaning of the Private Securities Litigation Reform Act of 1995, and involves risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Forward-looking statements cover all matters which are not historical facts and include, without limitation, statements or guidance regarding or relating to our future financial position, results of operations and growth, projected interest in and ownership of our ordinary shares by investors including as a result of inclusion in North American market indices, plans and objectives for the future including our capabilities and priorities, risks associated with changes in global and regional economic, market and political conditions, ability to manage supply chain challenges, ability to manage the impact of product price fluctuations, our financial condition and liquidity, legal or regulatory changes, statements regarding our expectations for U.S. residential and non-residential growth drivers and other statements concerning the success of our business and strategies.
Forward-looking statements can be identified by the use of forward-looking terminology, including terms such as “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “intends,” “continues,” “plans,” “projects,” “goal,” “target,” “aim,” “may,” “will,” “would,” “could” or “should” or, in each case, their negative or other variations or comparable terminology and other similar references to future periods. Forward-looking statements speak only as of the date on which they are made. They are not assurances of future performance and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
•weakness in the economy, market trends, uncertainty and other conditions in the markets in which we operate, and other factors beyond our control, including disruption in the financial markets and any macroeconomic or other consequences of political unrest, disputes or war;
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
•adverse impacts caused by a public health crisis; and
•other risks and uncertainties set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 as filed with the Securities and Exchange Commission (the “SEC ”) on September 26, 2023 (the “Annual Report”) and in other filings we make with the SEC in the future.
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

Part I - FINANCIAL INFORMATION
Item 1.Financial Statements
Ferguson plc
Condensed Consolidated Statements of Earnings
(unaudited)

	Three months ended
	October 31,
(In millions, except per share amounts)	2023	2022
Net sales	$7,708	$7,931
Cost of sales	(5,377)	(5,510)
Gross profit	2,331	2,421
Selling, general and administrative expenses	(1,512)	(1,509)
Depreciation and amortization	(80)	(81)
Operating profit	739	831
Interest expense, net	(45)	(41)
Other (expense) income, net	(3)	2
Income before income taxes	691	792
Provision for income taxes	(172)	(197)
Net income	$519	$595

Earnings per share - Basic	$2.55	$2.85

Earnings per share - Diluted	$2.54	$2.84

Weighted average number of shares outstanding:
Basic	203.8	208.7
Diluted	204.6	209.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended
	October 31,
(In millions)	2023	2022
Net income	$519	$595
Other comprehensive income (loss):
Foreign currency translation adjustments	(35)	(36)
Pension adjustments, net of tax benefit of $0 and $2, respectively.	1	(1)
Total other comprehensive loss, net of tax	(34)	(37)
Comprehensive income	$485	$558
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(In millions, except share amounts)	October 31, 2023	July 31, 2023
Assets
Cash and cash equivalents	$743	$601
Accounts receivable, less allowances of $47 and $27, respectively	3,600	3,597
Inventories	4,106	3,898
Prepaid and other current assets	993	953
Assets held for sale	28	28
Total current assets	9,470	9,077
Property, plant and equipment, net	1,625	1,595
Operating lease right-of-use assets	1,526	1,474
Deferred income taxes, net	299	300
Goodwill	2,242	2,241
Other intangible assets, net	760	783
Other non-current assets	496	524
Total assets	$16,418	$15,994

Liabilities and shareholders’ equity
Accounts payable	$3,555	$3,408
Short-term debt	55	55
Current portion of operating lease liabilities	373	366
Other current liabilities	1,554	1,600
Total current liabilities	5,537	5,429
Long-term debt	3,663	3,711
Long-term portion of operating lease liabilities	1,172	1,126
Other long-term liabilities	686	691
Total liabilities	11,058	10,957

Shareholders’ equity:
Ordinary shares, par value 10 pence: 500,000,000 shares authorized, 232,171,182 shares issued	30	30
Paid-in capital	828	809
Retained earnings	8,858	8,557
Treasury shares, 28,382,963 and 27,893,680 shares, respectively at cost	(3,433)	(3,425)
Employee Benefit Trusts, 20,819 and 274,031 shares, respectively at cost	(1)	(46)
Accumulated other comprehensive loss	(922)	(888)
Total shareholders' equity	5,360	5,037
Total liabilities and shareholders' equity	$16,418	$15,994
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)

	Three Months Ended October 31, 2023
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 31, 2023	$30	$809	$8,557	($3,425)	($46)	($888)	$5,037
Share-based compensation	—	19	—	—	—	—	19
Net income	—	—	519	—	—	—	519
Cash dividends declared $0.75 per share	—	—	(152)	—	—	—	(152)
Other comprehensive loss	—	—	—	—	—	(34)	(34)
Share repurchases	—	—	—	(33)	—	—	(33)
Shares issued under employee share plans	—	—	(66)	25	45	—	4
Balance at October 31, 2023	$30	$828	$8,858	($3,433)	($1)	($922)	$5,360

	Three Months Ended October 31, 2022
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 31, 2022	$30	$760	$7,594	($2,782)	($107)	($830)	$4,665
Share-based compensation	—	13	—	—	—	—	13
Net income	—	—	595	—	—	—	595
Other comprehensive loss	—	—	—	—	—	(37)	(37)
Share repurchases	—	—	—	(115)	—	—	(115)
Shares issued under employee share plans	—	—	(60)	—	60	—	—
Balance at October 31, 2022	$30	$773	$8,129	($2,897)	($47)	($867)	$5,121

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In millions)	Three months ended
	October 31,
	2023	2022
Cash flows from operating activities:
Net income	$519	$595
Depreciation and amortization	80	81
Share-based compensation	13	13
Change in deferred income taxes	(3)	(20)
(Increase) decrease in inventories	(217)	94
Increase in receivables and other assets	(29)	(56)
Increase (decrease) in accounts payable and other liabilities	27	(395)
Increase in income taxes payable	166	187
Other operating activities	1	2
Net cash provided by operating activities of continuing operations	557	501
Net cash used in operating activities of discontinued operations	—	(3)
Net cash provided by operating activities	557	498

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(12)	(5)
Capital expenditures	(91)	(95)
Other investing activities	7	(4)
Net cash used in investing activities	(96)	(104)

Cash flows from financing activities:
Purchase of treasury shares	(108)	(366)
Repayments of debt	(550)	(1,505)
Proceeds from debt	500	1,350
Change in bank overdrafts	11	7
Cash dividends	(152)	—
Other financing activities	(14)	(5)
Net cash used in financing activities	(313)	(519)
Change in cash, cash equivalents and restricted cash	148	(125)
Effects of exchange rate changes	(9)	(8)
Cash, cash equivalents and restricted cash, beginning of period	669	785
Cash, cash equivalents and restricted cash, end of period	$808	$652

Supplemental Disclosures:
Cash paid for income taxes	$9	$29
Cash paid for interest	70	57
Accrued capital expenditures	8	11
Accrued dividends	152	—
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements and notes to the condensed consolidated financial statements are presented in accordance with the rules and regulations of the SEC and accounting principles generally accepted in the United States of America (“U.S. GAAP”), but do not include all disclosures normally required in annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The July 31, 2023 condensed consolidated balance sheet was derived from the audited financial statements.
For the three months ended October 31, 2022 and to conform to current period presentation, the Company has disaggregated the total change in income taxes within the cash flows from operating activities to reflect the changes in deferred income taxes separately from the changes in income taxes payable.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets compared with amounts shown in the condensed consolidated statements of cash flows.

	As of
(In millions)	October 31, 2023	July 31, 2023
Cash and cash equivalents	$743	$601
Restricted cash	65	68
Total cash, cash equivalents and restricted cash	$808	$669

Recently issued accounting pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, “Liabilities—Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations.” The standard aims to enhance transparency of supplier finance programs used in connection with the purchase of goods and services. The standard requires entities to disclose the key terms, including a description of payment terms, the confirmed amount outstanding under such programs, a description of where those obligations are presented on the balance sheet, and an annual rollforward, including the amount of obligations confirmed and the amount paid during the period. The guidance does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. ASU No. 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the required rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU No. 2022-04 as of August 1, 2023 and as of October 31, 2023, activity under the Company’s supplier finance agreements was not material.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands required public entities’ segment disclosures, including disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
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
Segment details were as follows:

	Three months ended
	October 31,
(In millions)	2023	2022
Net sales:
United States	$7,329	$7,532
Canada	379	399
Total net sales	$7,708	$7,931
Adjusted operating profit:
United States	$766	$845
Canada	23	33

Central and other costs	(16)	(14)
Amortization of acquired intangible assets	(34)	(33)
Interest expense, net	(45)	(41)
Other (expense) income, net	(3)	2
Income before income taxes	$691	$792

Our products are delivered through a common network of distribution centers, branches, specialist sales associates, counter service, showroom consultants and e-commerce. The Company recognizes revenue when a sales arrangement with a customer exists, the transaction price is fixed or determinable, collection of consideration is probable and the Company has satisfied its performance obligation per the sales arrangement. The majority of the Company’s revenue originates from sales arrangements with a single performance obligation to deliver products, whereby the performance obligations are satisfied when control of the product is transferred to the customer which is the point the product is delivered to, or collected by, the customer.

The Company determined that disaggregating net sales by end market at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows may be impacted by economic factors. The disaggregated net sales by end market are as follows:

	Three months ended
	October 31,
(In millions)	2023	2022
United States:
Residential	$3,740	$4,002
Non-residential:
Commercial	2,470	2,419
Civil/Infrastructure	633	638
Industrial	486	473
Total Non-residential	3,589	3,530
Total United States	7,329	7,532
Canada	379	399
Total net sales	$7,708	$7,931
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
Note 3: Weighted average shares
The following table presents the reconciliation of our basic to diluted weighted average number of shares outstanding:

	Three months ended
	October 31,
(In millions)	2023	2022
Basic weighted average shares	203.8	208.7
Effect of dilutive shares(1)	0.8	1.1
Diluted weighted average shares	204.6	209.8

Excluded anti-dilutive shares	0.1	—
(1)Represents the potential dilutive impact of share-based awards.

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
The Company’s tax provision for each period presented was calculated using an estimated annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods were as follows:

	Three months ended
	October 31,
	2023	2022
Effective tax rate, continuing operations	24.9%	24.9%
During the three months ended October 31, 2023, there have been no material changes to the Company’s unrecognized tax benefits when compared to those items disclosed in the Annual Report.
Note 5: Debt
The Company’s debt obligations consisted of the following:

	As of
(In millions)	October 31, 2023	July 31, 2023
Variable-rate debt:
Receivables Facility	$—	$50
Term Loan	500	500
Fixed-rate debt:
Private placement notes	905	905
Unsecured senior notes	2,350	2,350
Subtotal	$3,755	$3,805
Less: current maturities of debt	(55)	(55)
Unamortized discounts and debt issuance costs	(21)	(22)
Interest rate swap - fair value adjustment	(16)	(17)
Total long-term debt	$3,663	$3,711
Variable rate debt
The Company maintains a Receivables Securitization Facility (the “Receivables Facility”) that consists of funding for up to $1.1 billion, including a swingline for up to $100 million in same day funding. As of October 31, 2023, no borrowings were outstanding under the Receivables Facility. There was no significant change in interest rates from those disclosed in the Annual Report.
The Company’s Credit Agreement, dated October 7, 2022 (the “Term Loan Agreement”), provides for term loans (“Term Loan”) in an aggregate principal amount of $500 million. There was no significant change in interest rates from those disclosed in the Annual Report.
The Company maintains a revolving credit facility (the “Revolving Facility”) that has aggregate total available credit commitments of $1.35 billion. As of October 31, 2023, no borrowings were outstanding under the Revolving Facility.
Other
The Company was in compliance with all debt covenants that were in effect as of October 31, 2023.
Subsequent to October 31, 2023, the Company repaid $55 million related to the 3.30% private placement notes that matured in November 2023.

Note 6: Assets and liabilities at fair value
The Company has not changed its valuation techniques for measuring fair value of any financial assets or liabilities during the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other debt instruments, such as the receivables securitization facility and term loans, approximated their fair values as of October 31, 2023 and July 31, 2023.
The Company’s derivatives (interest rate swaps which are considered fair value hedges) and investments in equity instruments are carried at fair value on the condensed consolidated balance sheets (Level 2 and Level 3 fair value inputs, respectively) and are not material. The notional amount of the Company’s outstanding fair value hedges as of October 31, 2023 and July 31, 2023 was $355 million.
Carrying amounts and the related estimated fair value (Level 2) of the Company’s long-term debt were as follows:

	October 31, 2023		July 31, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured senior notes	$2,331	$2,100	$2,330	$2,195
Private placement notes	904	868	904	871
Note 7: Commitments and contingencies
The Company is, from time to time, involved in various legal proceedings considered to be normal course of business in relation to, among other things, the products that we supply, contractual and commercial disputes and disputes with employees. Provision is made if, on the basis of current information and professional advice, liabilities are considered probable. In the case of unfavorable outcomes, the Company may benefit from applicable insurance protection. The Company does not expect any of its pending legal proceedings to have a material adverse effect on its results of operations, financial position or cash flows.
Note 8: Accumulated other comprehensive loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2023	($429)	($459)	($888)
Other comprehensive loss before reclassifications	(35)	(2)	(37)
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Other comprehensive (loss) income	(35)	1	(34)
Balance at October 31, 2023	($464)	($458)	($922)

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2022	($420)	($410)	($830)
Other comprehensive loss before reclassifications	(36)	(3)	(39)
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive loss	(36)	(1)	(37)
Balance at October 31, 2022	($456)	($411)	($867)

Amounts reclassified from accumulated other comprehensive income related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	Three months ended
	October 31,
(In millions)	2023	2022
Amortization of actuarial losses	$4	$3
Tax benefit	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	$3	$2
Note 9: Retirement benefit obligations
The Company maintains pension plans in the U.K. and Canada. The components of net periodic pension cost, which are included in Other (expense) income, net in the condensed consolidated statements of earnings, were as follows:

	Three months ended
	October 31,
(In millions)	2023	2022
Interest cost	($15)	($12)
Expected return on plan assets	15	12
Amortization of net actuarial losses	(3)	(3)
Net periodic cost	($3)	($3)
The impact of exchange rate fluctuations is included on the amortization line above.
Note 10: Shareholders’ equity
The following table presents a summary of the Company’s share activity:

	Three months ended
	October 31,
	2023	2022
Ordinary shares:
Balance at beginning of period	232,171,182	232,171,182
Change in shares issued	—	—
Balance at end of period	232,171,182	232,171,182

Treasury shares:
Balance at beginning of period	(27,893,680)	(21,078,577)
Repurchases of ordinary shares	(697,398)	(2,991,097)
Treasury shares used to settle share-based compensation awards	208,115	—
Balance at end of period	(28,382,963)	(24,069,674)

Employee Benefit Trusts:
Balance at beginning of period	(274,031)	(846,491)
New shares purchased	—	—
Employee Benefit Trust shares used to settle share-based compensation awards	253,212	561,929
Balance at end of period	(20,819)	(284,562)
Total shares outstanding at end of period	203,767,400	207,816,946

Two Employee Benefit Trusts were established in connection with the Company’s discretionary share award plans and long-term incentive plans. Dividends due on shares held by the Employee Benefit Trusts are waived in accordance with the provisions of the trust deeds. As of October 31, 2023, the largest of these two trusts has been terminated with all shares disbursed in connection with the vesting of share awards. The second trust is expected to terminate in the second quarter of fiscal 2024. At October 31, 2023 and July 31, 2023, the shares held in trust had market values of $3 million and $44 million, respectively.
Share Repurchases
Share repurchases are being made under an authorization that allows up to $3.0 billion in share repurchases. As of October 31, 2023, the Company has completed $2.6 billion of the total announced authorized program. The Company is currently purchasing shares under a revocable purchase arrangement with repurchases recorded directly to treasury shares as incurred.
Note 11: Share-based compensation
Awards granted under the Ferguson Group Ordinary Share Plan 2019 vest over a period of time (“time vested”), typically three years. Dividends do not accrue during the vesting period. The fair value of the award is based on the closing share price on the date of grant.
Awards granted under the Ferguson Group Performance Ordinary Share Plan 2019 vest at the end of a three-year performance cycle (“performance vested”). The number of ordinary shares issued upon vesting varies based upon the Company’s performance against an adjusted operating profit measure. Dividends do not accrue during the vesting period. The fair value of the award is based on the closing share price on the date of grant.
Awards granted under the the Ferguson Group Long Term Incentive Plan 2019 (“LTIP”) vest at the end of a three-year performance period. For grants awarded prior to fiscal 2023, the number of ordinary shares to be issued upon vesting will vary based on Company measures of inflation-indexed earnings per share (“EPS”), cash flow and total shareholder return (“TSR”) compared to a peer company set. Based on the performance conditions of these awards granted prior to fiscal 2023, these LTIP grants are treated as liability-settled awards. As such, the fair value of these awards is initially determined at the date of grant, and is remeasured at each balance sheet date until the liability is settled. Dividends accrue during the vesting period. As of October 31, 2023 and July 31, 2023, the total liability recorded in connection with these grants was $7 million and $13 million, respectively.
In the first quarters of fiscal 2024 and 2023, the Company granted awards under the LTIP in which the ordinary shares to be issued upon vesting vary based on fixed measures of Company defined EPS and return on capital employed (“ROCE”), as well as TSR compared to a peer company set. Dividend equivalents accrue during the vesting period. Based on the performance conditions of these awards, such grants are treated as equity-settled awards (“LTIP, equity-settled”) with the fair value determined on the date of grant. Specifically, the fair value of such awards that vest based on achievement of the EPS and ROCE measures are equal to the closing share price on the date of grant. The fair value of the awards that vest based on TSR are determined using a Monte-Carlo simulation, which estimate the fair value based on the Company's share price activity relative to the peer comparative set over the expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the shares of the Company and that of the peer company set.
The following table summarizes the share-based incentive awards activity for the three months ended October 31, 2023:

	Number of Shares	Weighted average grant date fair value
Outstanding at July 31, 2023	1,158,673	$111.57
Time vested grants	97,550	158.10
Performance vested grants	209,280	158.10
LTIP, equity-settled grants	28,216	148.55
Share adjustments based on performance	2,784	108.98
Vested	(455,200)	98.66
Forfeited	(9,422)	116.19
Outstanding at October 31, 2023	1,031,881	$132.07
The following table relates to time vested, performance vested and long-term incentive awards activity:

Three months ended
October 31,
(In millions, except per share amounts)	2023
Fair value of awards vested	$75
Weighted average grant date fair value per share granted	$157.30
The following table relates to all share-based compensation awards:

	Three months ended
	October 31,
(In millions)	2023	2022
Share-based compensation expense (within SG&A)	$13	$13
Income tax benefit	3	3
The total unrecognized share-based compensation expense at October 31, 2023 was $80 million and is expected to be recognized over a weighted average period of 2.3 years.
Note 12: Related party transactions
For the three months ended October 31, 2023 and 2022, the Company purchased $6 million and $7 million, respectively, of delivery, installation and related administrative services from companies that are, or are indirect wholly-owned subsidiaries of companies that are, controlled or significantly influenced by a Ferguson Non-Employee Director. No material amounts are due to such companies. The services were purchased on an arm’s-length basis.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding the Company’s operational and financial performance for the three months ended October 31, 2023 and 2022, respectively. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing in “Item 1. Financial Statements” of this Quarterly Report (the “Condensed Consolidated Financial Statements”) and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of the Annual Report.
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
The following table presents highlights of the Company’s performance for the periods below:

	Three months ended
	October 31,
(In millions, except per share amounts)	2023	2022
Net sales	$7,708	$7,931
Operating profit	739	831
Net income	519	595

Earnings per share - diluted	2.54	2.84

Net cash provided by operating activities	557	498

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	773	864
Adjusted earnings per share - diluted	2.65	2.95

(1) The Company uses certain non-GAAP measures, which are not defined or specified under U.S. GAAP. See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
For the first quarter of fiscal 2024, net sales decreased by 2.8% compared to the first quarter of fiscal 2023, primarily due to lower sales volume and price deflation (approximately 2%), partially offset by incremental revenue from acquisitions.
For the first quarter of fiscal 2024, operating profit decreased by 11.1% (adjusted operating profit declined 10.5%), compared with the first quarter of fiscal 2023. This decrease was primarily due to the lower sales and the associated gross profit.
For the first quarter of fiscal 2024, diluted earnings per share was $2.54 (adjusted diluted earnings per share: $2.65), decreasing 10.6% compared to the prior fiscal year period (10.2% on an adjusted basis) due to lower net income, partially offset by the impact of share repurchases.
Net cash provided by operating activities increased to $557 million in the first quarter of fiscal 2024 compared with $498 million in the same period in fiscal 2023, primarily reflecting improved working capital management.

Results of Operations

	Three months ended
	October 31,
(In millions)	2023	2022
Net sales	$7,708	$7,931
Cost of sales	(5,377)	(5,510)
Gross profit	2,331	2,421
Selling, general and administrative expenses	(1,512)	(1,509)
Depreciation and amortization	(80)	(81)
Operating profit	739	831
Interest expense, net	(45)	(41)
Other (expense) income, net	(3)	2
Income before income taxes	691	792
Provision for income taxes	(172)	(197)
Net income	$519	$595
Net sales
Net sales were $7.7 billion in the first quarter of fiscal 2024, a decrease of $0.2 billion, or 2.8%, compared with the same period in fiscal 2023. The decrease in net sales was primarily driven by lower sales volume, as well as price deflation of approximately 2% in connection with certain commodity categories. These decreases were partially offset by incremental sales from acquisitions of 2.2%. The Company’s decrease in net sales was primarily driven by its United States segment due to declines in residential sales, partially offset by growth in non-residential sales compared to the same period in fiscal 2023. For further discussion on the Company’s net sales, see the “Segment results” section below.
Gross profit
Gross profit was $2.3 billion in the first quarter of fiscal 2024, a decrease of $0.1 billion, or 3.7%, compared to the same period in fiscal 2023, primarily reflecting decreased net sales. Gross profit as a percentage of sales was 30.2% and 30.5% in the first quarters of fiscal 2024 and fiscal 2023, respectively. The decrease of 0.3% primarily reflected deflation in certain commodity categories in the current fiscal quarter.
Selling, general and administrative expenses
SG&A expenses were $1.5 billion in the first quarter of fiscal 2024 and approximately flat compared with the same period in fiscal 2023. SG&A as a percentage of sales was 19.6% and 19.0% in the first quarters of fiscal 2024 and fiscal 2023, respectively. The increase in SG&A as a percent of sales primarily reflects wage inflation and increased infrastructure costs that were offset, in part, by improved productivity and lower headcount.
Net interest expense
Net interest expense was $45 million in the first quarter of fiscal 2024 compared to $41 million in the first quarter of fiscal 2023. The increase in net interest expense was primarily attributable to the impact of higher interest rates on the Company’s variable-rate debt compared to the same period in fiscal 2023.
Income tax
Income tax expense was $172 million for the first quarter of fiscal 2024, a decrease of $25 million, or 12.7%, compared to the same period in fiscal 2023 in connection with lower income before income taxes. The Company’s effective tax rate was 24.9% for each of the first quarters of fiscal 2024 and 2023.
Net income
Net income for the first quarter of fiscal 2024 was $519 million, a decrease of $76 million, or 12.8%, compared to the same period in fiscal 2023 due to the elements described in the sections above.

Segment results
United States

	Three months ended
	October 31,
(In millions)	2023	2022
Net sales	$7,329	$7,532
Adjusted operating profit	766	845
Net sales for the United States segment were $7.3 billion in the first quarter of fiscal 2024, a decrease of $0.2 billion, or 2.7%, compared to the prior year period. The decrease in net sales was primarily driven by lower sales volume, as well as price deflation of approximately 2% in connection with certain commodity categories. These decreases were partially offset by incremental sales from acquisitions of 2.3%. Sales in residential markets decreased 6.5%, driven by a reduction in new construction activity due to lower housing starts and permit activity and lower RMI sales. Sales growth in non-residential markets was 1.7%, with growth in both the industrial and commercial end markets.
Adjusted operating profit for the United States segment was $766 million for the first quarter of fiscal 2024, a decrease of $79 million, or 9.3%, compared to the same period in fiscal 2023, primarily reflecting lower gross profit in light of lower sales.
Canada

	Three months ended
	October 31,
(In millions)	2023	2022
Net sales	$379	$399
Adjusted operating profit	23	33
Net sales for the Canada segment were $379 million in the first quarter of fiscal 2024, a decrease of $20 million, or 5.0%, compared to the prior year period. This decrease in net sales was primarily due to lower sales volumes in residential end markets, as well as a 1.7% impact of foreign currency exchange rates. These impacts were partially offset by sales price inflation of approximately 2%.
Adjusted operating profit for the Canada segment in the first quarter of fiscal 2024 decreased compared to the same period in fiscal 2023 due to lower sales.

Non-GAAP Reconciliations and Supplementary Information
The Company reports its financial results in accordance with U.S. GAAP. However, the Company believes certain non-GAAP financial measures provide users of the Company’s financial information with additional meaningful information to assist in understanding financial results and assessing the Company’s performance from period to period. These non-GAAP measures include adjusted operating profit, adjusted net income, adjusted earnings per share (“adjusted EPS”) - diluted. Management believes these measures are important indicators of operations because they exclude items that may not be indicative of our core operating results and provide a better baseline for analyzing trends in our underlying businesses, and they are consistent with how business performance is planned, reported and assessed internally by management and the Company’s Board of Directors. Such non-GAAP adjustments include amortization of acquired intangible assets, discrete tax items, and any other items that are non-recurring. Non-recurring items may include various restructuring charges, gains or losses on the disposals of businesses which by their nature do not reflect primary operations, as well as certain other items deemed non-recurring in nature and/or that are not a result of the Company’s primary operations. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for results reported under U.S. GAAP. These non-GAAP financial measures reflect an additional way of viewing aspects of operations that, when viewed with U.S. GAAP results, provide a more complete understanding of the business. The Company strongly encourages investors and shareholders to review the Company’s financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
Reconciliation of net income to adjusted operating profit
The following table reconciles net income (U.S. GAAP) to adjusted operating profit (non-GAAP):

	Three months ended
	October 31,
(In millions)	2023	2022
Net income	$519	$595
Provision for income taxes	172	197
Interest expense, net	45	41
Other expense (income), net	3	(2)
Operating profit	739	831
Amortization of acquired intangibles	34	33
Adjusted operating profit	$773	$864

Reconciliation of net income to adjusted net income and adjusted EPS - diluted
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS - diluted (non-GAAP):

	Three months ended
	October 31,
(In millions, except per share amounts)	2023		2022
		per share(1)		per share(1)
Net income	$519	$2.54	$595	$2.84
Amortization of acquired intangibles	34	0.16	33	0.15
Tax impact on non-GAAP adjustments(2)	(10)	(0.05)	(8)	(0.04)
Adjusted net income	$543	$2.65	$620	$2.95

Diluted weighted average shares outstanding	204.6		209.8

(1)Per share on a dilutive basis.
(2)For the three months ended October 31, 2023 and 2022, the tax impact on non-GAAP adjustments primarily related to the amortization of acquired intangibles.
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
The Company’s material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include debt service and related interest payments, operating lease obligations and other purchase obligations. The nature and composition of such existing cash requirements have not materially changed from those disclosed in the Annual Report other than items updated in this Quarterly Report.
Cash flows
As of October 31, 2023 and July 31, 2023, the Company had cash and cash equivalents of $743 million and $601 million, respectively. In addition to cash, the Company had $2.5 billion of available liquidity from undrawn debt facilities as of October 31, 2023.
As of October 31, 2023, the Company’s total debt was $3.7 billion. The Company anticipates that it will be able to meet its debt obligations as they become due.
Cash flows from operating activities

	Three months ended
	October 31,
(In millions)	2023	2022
Net cash provided by operating activities	$557	$498
Net cash provided by operating activities was $557 million for the first quarter of fiscal 2024 compared to $498 million in the same period in fiscal 2023. The $59 million increase was primarily driven by an increase in payables, due to the timing of vendor payments. This increase was partially offset by an increase in inventory in certain key categories in line with customer demand, as well as lower net income.

Cash flows from investing activities

	Three months ended
	October 31,
(In millions)	2023	2022
Net cash used in investing activities	($96)	($104)
Net cash used in investing activities was $96 million for the first quarter of fiscal 2024 compared to $104 million in the same period in fiscal 2023.
Capital expenditures totaled $91 million and $95 million in the first quarters of fiscal 2024 and fiscal 2023, respectively. These investments were primarily for strategic projects to support future growth, such as new market distribution centers, our branch network and new technology. In addition, the Company invested $12 million and $5 million in new acquisitions in the first quarters of fiscal 2024 and fiscal 2023, respectively.
Cash flows from financing activities

	Three months ended
	October 31,
(In millions)	2023	2022
Net cash used in financing activities	($313)	($519)
Net cash used in financing activities was $313 million in the first quarter of fiscal 2024 compared with $519 million in the same period in fiscal 2023.
Dividends paid to shareholders were $152 million in the first quarter of fiscal 2024. No dividends were paid in the first quarter of fiscal 2023, as the Company had not yet begun to pay dividends on a quarterly basis.
Share repurchases under the Company’s announced share repurchase program were $108 million and $366 million in the first quarters of fiscal 2024 and fiscal 2023, respectively.
Net repayments of debt were $50 million and $155 million in the first quarters of fiscal 2024 and fiscal 2023, respectively. In the first quarter of fiscal 2024, the Company made net repayments of $50 million under the Receivables Facility. In the first quarter of fiscal 2023, the Company made net repayments of $405 million under the Receivables Facility and repaid $250 million in connection with the maturity of certain Private Placement Notes (as defined below). These repayments were partially offset by the proceeds of $500 million of term loan borrowings.
Debt facilities
The following section summarizes certain material provisions of our debt facilities. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing this indebtedness.

	As of
(In millions)	October 31, 2023	July 31, 2023
Short-term debt	$55	$55
Long-term debt	3,663	3,711
Total debt	$3,718	$3,766
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc., a wholly-owned subsidiary of the Company, privately placed fixed rate notes in an aggregate principal amount of $800 million and $355 million, respectively (collectively, the “Private Placement Notes”). Subsequent to October 31, 2023, the Company repaid $55 million of Private Placement Notes that matured in November 2023.

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
Term Loan
In October 2022, the Company and Ferguson UK Holdings Limited (“Ferguson UK”) entered into, and Ferguson UK borrowed in full, the $500 million of term loans available under the Term Loan Agreement. The proceeds of the term loans may be used for general corporate purposes. The Term Loan Agreement will mature on October 7, 2025.
Revolving Credit Facility
The Company maintains a Revolving Facility with aggregate total available credit commitments of $1.35 billion.
As of October 31, 2023, no borrowings were outstanding under the Revolving Facility.
Receivables Securitization Facility
The Company maintains a Receivables Facility with an aggregate total available amount of $1.1 billion, including a swingline for up to $100 million in same day funding. The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion from time to time, subject to lender participation.
As of October 31, 2023, no borrowings were outstanding under the Receivables Facility.
The Company was in compliance with all debt covenants that were in effect as of October 31, 2023.
See note 5, Debt to the Condensed Consolidated Financial Statements for further details regarding the Company’s debt, as well as notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of the Annual Report.
There have been no significant changes to the Company’s policies on accounting for, valuing or managing the risk of financial instruments during the first quarter of fiscal 2024.
Critical accounting policies and estimates
There have been no material changes to our critical accounting policies as disclosed in the Annual Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in the Annual Report.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of October 31, 2023. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents the number and average price of shares purchased in each month of the first quarter of fiscal 2024:

(In millions, except share count and per share amount)	(a) Total Number of Shares Purchased	(b) Average Prices Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(1)	(d) Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
August 1 - August 31, 2023	194,963	$158.42	194,963	$509
September 1 - September 30, 2023	218,735	$157.67	218,735	$475
October 1 - October 31, 2023	283,700	$162.62	283,700	$429
	697,398		697,398

(1)In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares with the aim of completing the purchases within 12 months. In March 2022, September 2022 and June 2023, the Company announced an increase of $1.0 billion, $0.5 billion and $0.5 billion, respectively, bringing the total authorized share repurchases to $3.0 billion. As of October 31, 2023, the Company has completed $2.6 billion of the total announced $3.0 billion share repurchase program. The Company is currently purchasing shares under a revocable purchase arrangement with repurchases recorded directly to treasury shares as incurred.

Item 6.Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

(a)	Exhibits

Exhibit	Description
3.1
Memorandum and Articles of Association of Ferguson plc (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40066), filed with the SEC on November 29, 2023).

10.1
Amended & Restated Employment Agreement, dated as of September 1, 2022, by and between the Registrant and Kevin Murphy, as amended August 30, 2023 (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 26, 2023).

10.2
Amended & Restated Employment Agreement, dated as of September 1, 2022, by and between the Registrant and William Brundage, as amended August 30, 2023 (incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 26, 2023).

10.3
Amended & Restated Employment Agreement, dated as of August 1, 2022, by and between the Registrant and Ian Graham, as amended August 30, 2023 (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 26, 2023).

10.4
Amended & Restated Employment Agreement, dated as of August 29, 2022, by and between the Registrant and Samantha Long, as amended August 30, 2023 (incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 26, 2023).

10.5
Amended & Restated Employment Agreement, dated as of June 1, 2022, by and between the Registrant and William Thees, as amended August 30, 2023 (incorporated by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 26, 2023).

10.6
Amendment No. 2 to the Ferguson Enterprises, LLC Executive Life Insurance Plan II (incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 26, 2023).

10.7*	Amendment No. 3 to the Ferguson Enterprises, LLC Executive Life Insurance Plan II.
10.8
Ferguson plc 2023 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40066), filed with the SEC on November 29, 2023).

10.9
Form of Restricted Stock Unit Award Agreement Pursuant to the Ferguson plc 2023 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40066), filed with the SEC on November 29, 2023).

10.10
Form of Performance Award Agreement Pursuant to the Ferguson plc 2023 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 001-40066), filed with the SEC on November 29, 2023).

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
December 6, 2023

Ferguson plc
/s/ William Brundage
Name:	William Brundage
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)