Form 10-Q
period 2024-01-31
Ferguson plc
filed 2024-03-06
CIK 1832433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of February 29, 2024, the number of outstanding ordinary shares was 202,813,401.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information included in this quarterly report on Form 10-Q (“Quarterly Report”) is forward-looking, including within the meaning of the Private Securities Litigation Reform Act of 1995, and involves risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Forward-looking statements cover all matters which are not historical facts and include, without limitation, statements or guidance regarding or relating to our future financial position, results of operations and growth, projected interest in and ownership of our ordinary shares by investors including as a result of inclusion in North American market indices, domiciling our ultimate parent company in the United States, plans and objectives for the future including our capabilities and priorities, risks associated with changes in global and regional economic, market and political conditions, ability to manage supply chain challenges, ability to manage the impact of product price fluctuations, our financial condition and liquidity, legal or regulatory changes, and other statements concerning the success of our business and strategies.
Forward-looking statements can be identified by the use of forward-looking terminology, including terms such as “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “intends,” “continues,” “plans,” “projects,” “goal,” “target,” “aim,” “may,” “will,” “would,” “could” or “should” or, in each case, their negative or other variations or comparable terminology and other similar references to future periods. Forward-looking statements speak only as of the date on which they are made. They are not assurances of future performance and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
•the Merger (as defined herein), which would domicile our ultimate parent company in the United States, may be delayed, cancelled, suspended or terminated;
•unexpected costs for us and any unanticipated or other adverse consequences to us or our shareholders relating to the Merger;
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
•decreased demand for our products as a result of operating in highly competitive industries and the impact of declines in the residential and non-residential markets, as well as the repair, maintenance and improvement (“RMI”) and new construction markets;
•changes in competition, including as a result of market consolidation or competitors responding more quickly to emerging technologies (such as generative artificial intelligence (“AI”));
•failure of a key information technology system or process as well as exposure to fraud or theft resulting from payment-related risks;
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
•failure to attract, retain and motivate key associates; exposure of associates, contractors, customers, suppliers and other individuals to health and safety risks;
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
•adverse impacts caused by a public health crisis; and
•other risks and uncertainties set forth under the heading “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2023 (the “Annual Report”) and in other filings we make with the SEC in the future.
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

Part I - FINANCIAL INFORMATION
Item 1.Financial Statements
Ferguson plc
Condensed Consolidated Statements of Earnings
(unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
(In millions, except per share amounts)	2024	2023	2024	2023
Net sales	$6,673	$6,825	$14,381	$14,756
Cost of sales	(4,644)	(4,763)	(10,021)	(10,273)
Gross profit	2,029	2,062	4,360	4,483
Selling, general and administrative expenses	(1,469)	(1,432)	(2,981)	(2,941)
Depreciation and amortization	(83)	(81)	(163)	(162)
Operating profit	477	549	1,216	1,380
Interest expense, net	(44)	(47)	(89)	(88)
Other expense, net	—	(7)	(3)	(5)
Income before income taxes	433	495	1,124	1,287
Provision for income taxes	(111)	(121)	(283)	(318)
Net income	$322	$374	$841	$969

Earnings per share - Basic	$1.58	$1.81	$4.13	$4.66

Earnings per share - Diluted	$1.58	$1.80	$4.12	$4.64

Weighted average number of shares outstanding:
Basic	203.4	207.1	203.6	207.9
Diluted	203.9	207.8	204.2	208.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2024	2023	2024	2023
Net income	$322	$374	$841	$969
Other comprehensive income (loss):
Foreign currency translation adjustments	21	18	(14)	(18)
Pension adjustments, net of tax expense of ($2) ($3), ($2) and ($1), respectively.	4	8	5	7
Total other comprehensive income (loss), net of tax	25	26	(9)	(11)
Comprehensive income	$347	$400	$832	$958
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(In millions, except share amounts)	January 31, 2024	July 31, 2023
Assets
Cash and cash equivalents	$639	$601
Accounts receivable, less allowances of $37 and $27, respectively	3,092	3,597
Inventories	3,968	3,898
Prepaid and other current assets	891	953
Assets held for sale	26	28
Total current assets	8,616	9,077
Property, plant and equipment, net	1,675	1,595
Operating lease right-of-use assets	1,523	1,474
Deferred income taxes, net	300	300
Goodwill	2,264	2,241
Other intangible assets, net	755	783
Other non-current assets	554	524
Total assets	$15,687	$15,994

Liabilities and shareholders’ equity
Accounts payable	$2,985	$3,408
Short-term debt	150	55
Current portion of operating lease liabilities	379	366
Other current liabilities	1,274	1,600
Total current liabilities	4,788	5,429
Long-term debt	3,595	3,711
Long-term portion of operating lease liabilities	1,165	1,126
Other long-term liabilities	721	691
Total liabilities	10,269	10,957

Shareholders’ equity:
Ordinary shares, par value 10 pence: 500,000,000 shares authorized, 232,171,182 shares issued	30	30
Paid-in capital	842	809
Retained earnings	9,018	8,557
Treasury shares, 29,168,420 and 27,893,680 shares, respectively at cost	(3,575)	(3,425)
Employee Benefit Trusts, 0 and 274,031 shares, respectively at cost	—	(46)
Accumulated other comprehensive loss	(897)	(888)
Total shareholders' equity	5,418	5,037
Total liabilities and shareholders' equity	$15,687	$15,994
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)

	Three Months Ended January 31, 2024
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at October 31, 2023	$30	$828	$8,858	($3,433)	($1)	($922)	$5,360
Share-based compensation	—	12	—	—	—	—	12
Net income	—	—	322	—	—	—	322
Cash dividends declared ($0.79) per share	—	—	(160)	—	—	—	(160)
Other comprehensive income	—	—	—	—	—	25	25
Share repurchases	—	—	—	(143)	—	—	(143)
Shares issued under employee share plans	—	—	(2)	1	—	—	(1)
Other		2	—		1		3
Balance at January 31, 2024	$30	$842	$9,018	($3,575)	$—	($897)	$5,418

	Six months ended January 31, 2024
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 31, 2023	$30	$809	$8,557	($3,425)	($46)	($888)	$5,037
Share-based compensation	—	31	—	—	—	—	31
Net income	—	—	841	—	—	—	841
Cash dividends declared ($1.54) per share	—	—	(312)	—	—	—	(312)
Other comprehensive loss	—	—	—	—	—	(9)	(9)
Share repurchases	—	—	—	(176)	—	—	(176)
Shares issued under employee share plans	—	—	(68)	26	45	—	3
Other	—	2	—	—	1	—	3
Balance at January 31, 2024	$30	$842	$9,018	($3,575)	$—	($897)	$5,418

	Three Months Ended January 31, 2023
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at October 31, 2022	$30	$773	$8,129	($2,897)	($47)	($867)	$5,121
Share-based compensation	—	16	—	—	—	—	16
Net income	—	—	374	—	—	—	374
Other comprehensive income	—	—	—	—	—	26	26
Cash dividends declared ($2.66) per share	—	—	(552)	—	—	—	(552)
Share repurchases	—	—	—	(260)	—	—	(260)
Shares issued under employee share plans	—	—	(6)	6	—	—	—
Balance at January 31, 2023	$30	$789	$7,945	($3,151)	($47)	($841)	$4,725

	Six months ended January 31, 2023
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 31, 2022	$30	$760	$7,594	($2,782)	($107)	($830)	$4,665
Share-based compensation	—	29	—	—	—	—	29
Net income	—	—	969	—	—	—	969
Other comprehensive loss	—	—	—	—	—	(11)	(11)
Cash dividends declared ($2.66) per share	—	—	(552)	—	—	—	(552)
Share repurchases	—	—	—	(375)	—	—	(375)
Shares issued under employee share plans	—	—	(66)	6	60	—	—
Balance at January 31, 2023	$30	$789	$7,945	($3,151)	($47)	($841)	$4,725

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In millions)	Six months ended
	January 31,
	2024	2023
Cash flows from operating activities:
Net income	$841	$969
Depreciation and amortization	163	162
Share-based compensation	24	27
Change in deferred income taxes	(6)	(38)
(Increase) decrease in inventories	(52)	237
Decrease in receivables and other assets	565	512
Decrease in accounts payable and other liabilities	(626)	(634)
Decrease in income taxes payable	(40)	(63)
Other operating activities	(6)	3
Net cash provided by operating activities of continuing operations	863	1,175
Net cash used in operating activities of discontinued operations	—	(4)
Net cash provided by operating activities	863	1,171

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(67)	(179)
Capital expenditures	(192)	(242)
Other investing activities	28	(4)
Net cash used in investing activities	(231)	(425)

Cash flows from financing activities:
Purchase of treasury shares	(250)	(564)
Repayments of debt	(1,155)	(1,880)
Proceeds from debt	1,125	1,950
Change in bank overdrafts	6	4
Cash dividends	(305)	(403)
Other financing activities	(18)	(13)
Net cash used in financing activities	(597)	(906)
Change in cash, cash equivalents and restricted cash	35	(160)
Effects of exchange rate changes	—	19
Cash, cash equivalents and restricted cash, beginning of period	669	785
Cash, cash equivalents and restricted cash, end of period	$704	$644

Supplemental Disclosures:
Cash paid for income taxes	$330	$419
Cash paid for interest	97	83
Accrued capital expenditures	6	7
Accrued dividends	161	156
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
For the six months ended January 31, 2023 and to conform to current period presentation, the Company has disaggregated the total change in income taxes within the cash flows from operating activities to reflect the changes in deferred income taxes separately from the changes in income taxes payable.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report. The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.
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

	As of
(In millions)	January 31, 2024	July 31, 2023
Cash and cash equivalents	$639	$601
Restricted cash	65	68
Total cash, cash equivalents and restricted cash	$704	$669

Supplier finance program
In October 2023, the Company began a supplier financing program with a third party wherein certain shipping and logistics providers in the United States can opt to receive early payment at a nominal discount. The Company’s standard payment terms under this program is 45 days. All outstanding payables related to the supplier finance program are classified within accounts payable within our unaudited consolidated balance sheets and were $32 million as of January 31, 2024.
Recently issued accounting standard updates (“ASU”)
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands public entities’ required segment disclosures, including disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company is currently evaluating the ASU to determine the impact on its disclosures.
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
Segment details were as follows:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2024	2023	2024	2023
Net sales:
United States	$6,364	$6,504	$13,693	$14,036
Canada	309	321	688	720
Total net sales	$6,673	$6,825	$14,381	$14,756
Adjusted operating profit:
United States	$525	$579	$1,291	$1,424
Canada	9	14	32	47

Central and other costs	(14)	(11)	(30)	(25)
Corporate restructurings(1)	(8)	—	(8)	—
Amortization of acquired intangible assets	(35)	(33)	(69)	(66)
Interest expense, net	(44)	(47)	(89)	(88)
Other expense, net	—	(7)	(3)	(5)
Income before income taxes	$433	$495	$1,124	$1,287
(1)For the three and six months ended January 31, 2024, corporate restructuring costs related to incremental costs in connection with establishing a new corporate structure to domicile our ultimate parent company in the United States.
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

The Company determined that disaggregating net sales by end market at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows may be impacted by economic factors. The disaggregated net sales by end market are as follows:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2024	2023	2024	2023
United States:
Residential	$3,299	$3,420	$7,039	$7,422
Non-residential:
Commercial	2,122	2,114	4,592	4,533
Civil/Infrastructure	508	508	1,141	1,146
Industrial	435	462	921	935
Total Non-residential	3,065	3,084	6,654	6,614
Total United States	6,364	6,504	13,693	14,036
Canada	309	321	688	720
Total net sales	$6,673	$6,825	$14,381	$14,756
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
Note 3: Weighted average shares
The following table presents the reconciliation of our basic to diluted weighted average number of shares outstanding:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2024	2023	2024	2023
Basic weighted average shares	203.4	207.1	203.6	207.9
Effect of dilutive shares(1)	0.5	0.7	0.6	0.9
Diluted weighted average shares	203.9	207.8	204.2	208.8

Excluded anti-dilutive shares	—	0.1	0.1	0.1
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
The Company’s tax provision for each period presented was calculated using an estimated annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods were as follows:

	Three months ended		Six months ended
	January 31,		January 31,
	2024	2023	2024	2023
Effective tax rate, continuing operations	25.6%	24.4%	25.2%	24.7%
During the three and six months ended January 31, 2024, there have been no material changes to the Company’s unrecognized tax benefits when compared to those items disclosed in the Annual Report.
Note 5: Debt
The Company’s debt obligations consisted of the following:

	As of
(In millions)	January 31, 2024	July 31, 2023
Variable-rate debt:
Receivables Facility	$75	$50
Term Loan	500	500
Fixed-rate debt:
Private placement notes	850	905
Unsecured senior notes	2,350	2,350
Subtotal	$3,775	$3,805
Less: current maturities of debt	(150)	(55)
Unamortized discounts and debt issuance costs	(19)	(22)
Interest rate swap - fair value adjustment	(11)	(17)
Total long-term debt	$3,595	$3,711
Variable rate debt
The Company maintains a Receivables Securitization Facility (the “Receivables Facility”) that consists of funding for up to $1.1 billion, including a swingline for up to $100 million in same day funding. As of January 31, 2024, $75 million in borrowings were outstanding under the Receivables Facility. There was no significant change in interest rates from those disclosed in the Annual Report.
The Company’s Credit Agreement, dated October 7, 2022 (the “Term Loan Agreement”), provides for term loans (“Term Loan”) in an aggregate principal amount of $500 million. There was no significant change in interest rates from those disclosed in the Annual Report.
The Company maintains a revolving credit facility (the “Revolving Facility”) that has aggregate total available credit commitments of $1.35 billion. As of January 31, 2024, no borrowings were outstanding under the Revolving Facility.
Fixed rate debt
In November 2023, the Company repaid $55 million related to the 3.30% private placement notes that matured. In November 2024, an additional $150 million of such notes will mature.
Other
The Company was in compliance with all debt covenants that were in effect as of January 31, 2024.

Note 6: Assets and liabilities at fair value
The Company has not changed its valuation techniques for measuring fair value of any financial assets or liabilities during the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other debt instruments, such as the receivables securitization facility and term loans, approximated their fair values as of January 31, 2024 and July 31, 2023.
The Company’s derivatives (interest rate swaps which are considered fair value hedges) and investments in equity instruments are carried at fair value on the condensed consolidated balance sheets (Level 2 and Level 3 fair value inputs, respectively) and are not material. The notional amount of the Company’s outstanding fair value hedges was $300 million and $355 million as of January 31, 2024 and July 31, 2023, respectively. The notional value of fair value hedges decreased in connection with the repayment of $55 million related to the 3.30% private placement notes that matured in November 2023.
Carrying amounts and the related estimated fair value (Level 2) of the Company’s long-term debt were as follows:

	January 31, 2024		July 31, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured senior notes	$2,332	$2,269	$2,330	$2,195
Private placement notes	849	832	904	871
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
Note 8: Accumulated other comprehensive loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2023	($429)	($459)	($888)
Other comprehensive loss before reclassifications	(35)	(2)	(37)
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Other comprehensive (loss) income	(35)	1	(34)
Balance at October 31, 2023	(464)	(458)	(922)
Other comprehensive income before reclassifications	21	2	23
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive income	21	4	25
Balance at January 31, 2024	($443)	($454)	($897)

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2022	($420)	($410)	($830)
Other comprehensive loss before reclassifications	(36)	(3)	(39)
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive loss	(36)	(1)	(37)
Balance at October 31, 2022	(456)	(411)	(867)
Other comprehensive income before reclassifications	18	6	24
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive income	18	8	26
Balance at January 31, 2023	($438)	($403)	($841)
Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2024	2023	2024	2023
Amortization of actuarial losses	$3	$3	$7	$6
Tax benefit	(1)	(1)	(2)	(2)
Amounts reclassified from accumulated other comprehensive loss	$2	$2	$5	$4
Note 9: Retirement benefit obligations
The Company maintains pension plans in the U.K. and Canada. The components of net periodic pension cost, which are included in Other expense, net in the condensed consolidated statements of earnings, were as follows:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2024	2023	2024	2023
Interest cost	($15)	($13)	($30)	($25)
Expected return on plan assets	15	12	30	24
Amortization of net actuarial losses	(3)	(3)	(7)	(6)
Net periodic cost	($3)	($4)	($7)	($7)
The impact of exchange rate fluctuations is included on the amortization line above.

Note 10: Shareholders’ equity
The following table presents a summary of the Company’s share activity:

	Three months ended		Six months ended
	January 31,		January 31,
	2024	2023	2024	2023
Ordinary shares:
Balance at beginning of period	232,171,182	232,171,182	232,171,182	232,171,182
Change in shares issued	—	—	—	—
Balance at end of period	232,171,182	232,171,182	232,171,182	232,171,182
Treasury shares:
Balance at beginning of period	(28,382,963)	(24,069,674)	(27,893,680)	(21,078,577)
Repurchases of ordinary shares	(794,755)	(1,601,423)	(1,492,153)	(4,592,520)
Treasury shares used to settle share-based compensation awards	9,298	51,162	217,413	51,162
Balance at end of period	(29,168,420)	(25,619,935)	(29,168,420)	(25,619,935)
Employee Benefit Trusts:
Balance at beginning of period	(20,819)	(284,562)	(274,031)	(846,491)
Employee Benefit Trust shares used to settle share-based compensation awards	—	958	253,212	562,887
Shares sold upon termination of Employee Benefit Trust	20,819	—	20,819	—
Balance at end of period	—	(283,604)	—	(283,604)
Total shares outstanding at end of period	203,002,762	206,267,643	203,002,762	206,267,643
Two Employee Benefit Trusts had been previously established in connection with the Company’s discretionary share award plans and long-term incentive plans. As of January 31, 2024, each of these trusts has been terminated with all shares disbursed or sold. The proceeds from shares sold upon termination of the Employee Benefit Trusts were $4 million and included in other financing activities in the statement of cash flow.
Share Repurchases
Share repurchases are being made under an authorization that allows up to $3.0 billion in share repurchases. As of January 31, 2024, the Company has completed $2.7 billion of the total announced authorized program. The Company is currently purchasing shares under a revocable purchase arrangement with repurchases recorded directly to treasury shares as incurred.
Note 11: Share-based compensation
Following adoption by the board of directors of the Company (the “Board”), the Ferguson plc 2023 Omnibus Equity Incentive Plan (the “New Plan”) was approved by the shareholders of the Company at the annual general meeting on November 28, 2023, and became effective as of September 21, 2023, the date of the Board’s adoption of the New Plan. The New Plan provides for the issuance of up to 6,750,000 of the Company’s ordinary shares, subject to the share recycling and adjustment provisions as provided under the New Plan. All new share-based compensation awards granted subsequent to November 28, 2023 will be granted under the New Plan. No new awards will be granted under the Ferguson Group Ordinary Share Plan 2019, Ferguson Group Performance Ordinary Share Plan 2019 or the Ferguson Group Long Term Incentive Plan 2019 (the “Prior Plans”).
The Company grants share-based compensation awards that can be broadly characterized by the underlying vesting conditions as follows:
•Time vested awards (“time vested”) typically vest at the end of three years. The fair value of these awards are based on the closing share price on the date of grant.
•Performance vested awards (“performance vested”) vest at the end of three-year performance cycles. The number of ordinary shares issued varies based upon the Company’s performance against an adjusted operating profit measure. The fair value of the award is based on the closing share price on the date of grant.
•Long-term incentive awards granted to Executive Directors (“LTI-ED”) vest at the end of three-year performance cycles. The number of ordinary shares issued varies based upon multiple performance metrics as described below.

For LTI-ED awards granted prior to fiscal 2023, the number of ordinary shares to be issued upon vesting will vary based on Company measures of inflation-indexed earnings per share (“EPS”), cash flow and total shareholder return (“TSR”) compared to a peer company set. Based on the performance conditions of these awards granted prior to fiscal 2023, these awards are treated as liability-settled awards. As such, the fair value of these awards are initially determined at the date of grant and are remeasured at each balance sheet date until the liability is settled. Dividend equivalents accrue during the vesting period. As of January 31, 2024 and July 31, 2023, the total liability recorded in connection with these grants was $6 million and $13 million, respectively.
In fiscal 2024 and 2023, the Company granted LTI-ED awards in which the ordinary shares to be issued upon vesting vary based on fixed measures of Company defined EPS and return on capital employed (“ROCE”), as well as TSR compared to a peer company set. Dividend equivalents accrue during the vesting period. Based on the performance conditions of these awards, such grants are treated as equity-settled awards (“LTI-ED, equity-settled”) with the fair value determined on the date of grant. Specifically, the fair value of such awards that vest based on achievement of the EPS and ROCE measures are equal to the closing share price on the date of grant. The fair value of the awards that vest based on TSR were determined using a Monte-Carlo simulation, which estimate the fair value based on the Company's share price activity relative to the peer comparative set over the expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the shares of the Company and that of the peer company set.
The following table summarizes the share-based compensation awards activity for the six months ended January 31, 2024:

	Number of shares	Weighted average grant date fair value
Outstanding at July 31, 2023	1,158,673	$111.57
Time vested awards	111,285	160.64
Performance vested awards	209,280	158.10
LTI-ED, equity-settled awards	32,050	149.37
Share adjustments based on performance	(23,413)	41.67
Vested	(469,978)	98.79
Forfeited	(14,515)	121.33
Outstanding at January 31, 2024	1,003,382	$135.40
The following table relates to time vested, performance vested and LTI-ED award activity:

Six months ended
January 31,
(In millions, except per share amounts)	2024
Fair value of awards vested	$77
Weighted average grant date fair value per share granted	$158.11
The following table relates to all share-based compensation awards:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2024	2023	2024	2023
Share-based compensation expense (within SG&A)	$11	$15	$24	$27
Income tax benefit	3	4	6	7
The total unrecognized share-based compensation expense at January 31, 2024 was $74 million and is expected to be recognized over a weighted average period of 2.2 years.

Note 12: Acquisitions
The Company acquired three businesses during the six months ended January 31, 2024. Each of the acquired businesses is engaged in the distribution of plumbing and heating related products and was acquired to support growth. In each of the Company’s acquisitions, the Company has substantially purchased the acquiree's business and therefore all transactions have been accounted for as a business combination pursuant to FASB Accounting Standards Codification (ASC) 805.
The following table summarizes the preliminary purchase price allocation for the assets acquired and liabilities assumed in regards to the Company's acquisitions:

(In millions)
Intangible assets:
Customer relationships	$42
Other	1
Cash and cash equivalents	1
Trade and other receivables	7
Inventories	23
Right of use assets	11
Trade and other payables	(16)
Lease liabilities	(11)
Deferred tax	(3)
Other	(1)
Total	54
Goodwill	27
Consideration	$81
Satisfied by:
Cash	$68
Deferred consideration	$13
Total consideration	$81
The fair values of the net assets acquired are considered preliminary and are based on management’s best estimates. Further adjustments may be necessary in connection with acquisitions completed in a prior period when additional information becomes available about events that existed at the date of acquisition. Amendments to fair value estimates may be made to these figures during the measurement period following the date of acquisition. There were no material adjustments in the current fiscal year that related to the closing of the measurement period of acquisitions made in the prior fiscal year. As of the date of this Quarterly Report, the Company has made all known material adjustments related to acquisitions in fiscal 2024.
The fair value estimates of intangible assets are considered non-recurring, Level 3 measurements within the fair value hierarchy and are estimated as of each respective acquisition date.
The goodwill on these acquisitions is attributable to the anticipated profitability of the new markets and product ranges to which the Company has gained access and additional profitability, operating efficiencies and other synergies available in connection with existing markets. All goodwill acquired during the six months ended January 31, 2024 is in the United States segment with $15 million of goodwill expected to be deductible for tax purposes.
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

The businesses acquired during the year-to-date period of fiscal 2024 contributed $4 million to net sales and $4 million in losses to the Company’s income before income tax, including acquired intangible asset amortization, transaction and integration costs for the period between the applicable date of acquisition and January 31, 2024. Acquisition costs during the six months ended January 31, 2024 were not material. Acquisition costs are expensed as incurred and included in SG&A in the Company’s consolidated statements of earnings.
The net outflow of cash related to business acquisitions is as follows:

Six months ended
(In millions)	January 31, 2024
Purchase consideration	$68
Cash, cash equivalents and bank overdrafts acquired	(1)
Cash consideration paid, net of cash acquired	67
Deferred and contingent consideration(1)	20
Net cash outflow in respect of the purchase of businesses	$87

(1) Included in other financing activities in the Condensed Consolidated Statements of Cash Flows.
Pro forma disclosures
If each acquisition had been completed on the first day of the prior fiscal year, the Company’s unaudited pro forma net sales would have been:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2024	2023	2024	2023
Pro forma net sales	$6,700	$6,858	$14,442	$14,822
The impact on income before income tax, including additional amortization, transaction costs and integration costs would not be material in the three and six months ended January 31, 2024 and 2023.
These unaudited pro forma results do not necessarily represent financial results that would have been achieved had the acquisition actually occurred at the beginning of the prior fiscal year.
Note 13: Related party transactions
For the three and six months ended January 31, 2024, the Company purchased $2 million and $8 million, respectively, compared with $6 million and $13 million in the same periods of fiscal 2023, respectively, of delivery, installation and related administrative services from a company that is, or is an indirect wholly-owned subsidiary of a company that is, controlled or significantly influenced by a Ferguson Non-Employee Director. The services were purchased on an arm’s-length basis. In December 2023, this related party relationship ended. As such, we do not expect any future services provided by this company to constitute a related party transaction. No material amounts are due to any related party entities.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding the Company’s operational and financial performance for the three and six months ended January 31, 2024 and 2023, respectively. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing in “Item 1. Financial Statements” of this Quarterly Report (the “Condensed Consolidated Financial Statements”) and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of the Annual Report.
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
The following table presents highlights of the Company’s performance for the periods below:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions, except per share amounts)	2024	2023	2024	2023
Net sales	$6,673	$6,825	$14,381	$14,756
Operating profit	477	549	1,216	1,380
Net income	322	374	841	969

Earnings per share - diluted	1.58	1.80	4.12	4.64

Net cash provided by operating activities			863	1,171

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	520	582	1,293	1,446
Adjusted earnings per share - diluted	1.74	1.91	4.40	4.87

(1) The Company uses certain non-GAAP measures, which are not defined or specified under U.S. GAAP. See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
For the second quarter of fiscal 2024, net sales decreased by 2.2% compared to the second quarter of fiscal 2023, primarily due to price deflation (approximately 2%) and lower sales volume, partially offset by incremental revenue from acquisitions.
For the second quarter of fiscal 2024, operating profit decreased by 13.1% (adjusted operating profit declined 10.7%), compared with the second quarter of fiscal 2023. This decrease was primarily due to higher operating costs in certain categories, as well as lower gross profit in connection with lower sales.
For the second quarter of fiscal 2024, diluted earnings per share was $1.58 (adjusted diluted earnings per share: $1.74), decreasing 12.2% compared to the prior fiscal year period (8.9% on an adjusted basis) due to lower net income, partially offset by the impact of share repurchases.
Net cash provided by operating activities decreased to $863 million in the year-to-date period of fiscal 2024 compared with $1,171 million in the same period in fiscal 2023, primarily reflecting changes in inventory period-over-period and lower net income.

Results of Operations

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2024	2023	2024	2023
Net sales	$6,673	$6,825	$14,381	$14,756
Cost of sales	(4,644)	(4,763)	(10,021)	(10,273)
Gross profit	2,029	2,062	4,360	4,483
Selling, general and administrative expenses	(1,469)	(1,432)	(2,981)	(2,941)
Depreciation and amortization	(83)	(81)	(163)	(162)
Operating profit	477	549	1,216	1,380
Interest expense, net	(44)	(47)	(89)	(88)
Other expense, net	—	(7)	(3)	(5)
Income before income taxes	433	495	1,124	1,287
Provision for income taxes	(111)	(121)	(283)	(318)
Net income	$322	$374	$841	$969
Net sales
Net sales were $6.7 billion in the second quarter of fiscal 2024, a decrease of $0.2 billion, or 2.2%, compared with the same period in fiscal 2023. The decrease in net sales was primarily driven by price deflation of approximately 2%, mainly within certain commodity categories, as well as lower sales volume. These decreases were partially offset by incremental sales from acquisitions of 1.5%. The Company’s decrease in net sales was primarily driven by its United States segment, mainly due to declines in residential sales.
Net sales were $14.4 billion in the year-to-date period of fiscal 2024, a decrease of $0.4 billion, or 2.5%, compared with the same period in fiscal 2023. The factors impacting the year-to-date comparison were largely the same as those noted above for the quarter.
For further discussion on the Company’s net sales, see the “Segment results” section below.
Gross profit
Gross profit in the second quarter of fiscal 2024 decreased $33 million, or 1.6%, compared with the same period in fiscal 2023, primarily reflecting decreased net sales. Gross profit as a percentage of sales was 30.4% and 30.2% in the second quarters of fiscal 2024 and fiscal 2023, respectively. The increase of 0.2% primarily reflecting favorable product mix, partially offset by deflation in certain commodity categories.
Gross profit in the year-to-date period of fiscal 2024, decreased $123 million, or 2.7%, compared with the same period in fiscal 2023, primarily reflecting lower sales. Gross profit as a percentage of sales was 30.3% and 30.4% in the year-to-date periods of fiscal 2024 and fiscal 2023, respectively. The decrease of 0.1% primarily reflected deflation in certain commodity categories.
Selling, general and administrative (“SG&A”) expenses
SG&A expenses in the second quarter of fiscal 2024 increased $37 million, or 2.6%, compared with the same period in fiscal 2023. SG&A as a percentage of sales was 22.0% and 21.0% in the second quarters of fiscal 2024 and fiscal 2023, respectively. The increase in SG&A as a percent of sales primarily reflects lower sales and the impact of wage and infrastructure cost inflation.
SG&A expenses in the year-to-date period of fiscal 2024, increased $40 million, or 1.4%, compared with the same period in fiscal 2023. SG&A as a percentage of sales was 20.7% and 19.9% in the year-to-date period of fiscal 2024 and fiscal 2023, respectively. The increase in SG&A as a percent of sales primarily reflects lower sales and the impact of wage and infrastructure cost inflation that were offset, in part, by improved productivity and lower headcount.

Net interest expense
Net interest expense was $44 million and $89 million in the second quarter and year-to-date periods of fiscal 2024, respectively, and was approximately flat compared with the respective periods of fiscal 2023.
Income tax
Income tax expense was $111 million for the second quarter of fiscal 2024, a decrease of $10 million, or 8.3%, compared to the same period in fiscal 2023 in connection with lower income before income taxes. In the year-to-date period of fiscal 2024, income tax expense was $283 million, a decrease of $35 million, or 11.0%, compared to the same period in fiscal 2023. The Company’s effective tax rates attributable to continuing operations were 25.6% and 24.4% for the second quarters of fiscal 2024 and 2023, respectively. The Company’s effective tax rates were 25.2% and 24.7% for the year-to-date periods of fiscal 2024 and 2023, respectively. For each of the year-over-year comparisons, the increase in the effective tax rate was primarily due to an increase in the tax rates in certain jurisdictions in which we operate.
Net income
Net income for the second quarter and year-to-date periods of fiscal 2024 was $322 million and $841 million, respectively. These represented decreases in net income of $52 million, or 13.9%, and $128 million, or 13.2%, compared to the respective periods in fiscal 2023 due to the various elements described in the sections above.
Segment results
United States

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2024	2023	2024	2023
Net sales	$6,364	$6,504	$13,693	$14,036
Adjusted operating profit	525	579	1,291	1,424
Net sales for the United States segment were $6.4 billion in the second quarter of fiscal 2024, a decrease of $0.1 billion, or 2.2%, compared to the same period in fiscal 2023. The decrease in net sales was primarily driven by price deflation of approximately 2%, mainly within certain commodity categories, as well as lower sales volume. These decreases were partially offset by incremental sales from acquisitions of 1.5%. Sales in residential markets decreased 3.5%, driven by a reduction in new construction activity and lower RMI sales. Sales in non-residential markets decreased 0.6% compared with the same period in fiscal 2023.
On a year-to-date basis, net sales for the United States segment were $13.7 billion in fiscal 2024, a decrease of $0.3 billion, or 2.4%, compared to the same period in fiscal 2023. Sales in residential markets decreased 5.2%, while sales in non-residential markets increased 0.6%. The factors impacting the year-to-date comparison were largely the same as those noted above for the quarter.
Adjusted operating profit for the United States segment was $525 million for the second quarter of fiscal 2024, a decrease of $54 million, or 9.3%, compared to the same period in fiscal 2023, primarily reflecting lower gross profit due to lower sales, as well as the impact of wage and infrastructure cost inflation.
On a year-to-date basis, adjusted operating profit for the United States segment was $1,291 million in fiscal 2024, a decrease of $133 million, or 9.3%, compared to the same period in fiscal 2023. The factors impacting the year-to-date comparison were largely the same as those noted above for the quarter.

Canada

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2024	2023	2024	2023
Net sales	$309	$321	$688	$720
Adjusted operating profit	9	14	32	47
Net sales for the Canada segment were $309 million in the second quarter of fiscal 2024, a decrease of $12 million, or 3.7%, compared to the same period in fiscal 2023. This decrease in net sales was primarily due to lower sales volumes in residential end markets, as well as a 0.4% impact of foreign currency exchange rates. These impacts were partially offset by sales price inflation of approximately 2%.
On a year-to-date basis, net sales for the Canada segment were $688 million in fiscal 2024, a decrease of $32 million, or 4.4%, compared to the same period in fiscal 2023. The factors impacting the year-over year comparison were largely the same as for the quarter, though the impact of foreign currency exchange rates was 1.1%.
Adjusted operating profit for the Canada segment in the second quarter and year-to-date periods of fiscal 2024 decreased compared to the same periods in fiscal 2023 due to lower sales.
Non-GAAP Reconciliations and Supplementary Information
The Company reports its financial results in accordance with U.S. GAAP. However, the Company believes certain non-GAAP financial measures provide users of the Company’s financial information with additional meaningful information to assist in understanding financial results and assessing the Company’s performance from period to period. These non-GAAP measures include adjusted operating profit, adjusted net income and adjusted earnings per share (“adjusted EPS”) - diluted. Management believes these measures are important indicators of operations because they exclude items that may not be indicative of our core operating results and provide a better baseline for analyzing trends in our underlying businesses, and they are consistent with how business performance is planned, reported and assessed internally by management and the Board. Such non-GAAP adjustments include amortization of acquired intangible assets, discrete tax items, and any other items that are non-recurring. Non-recurring items may include various restructuring charges, gains or losses on the disposals of businesses which by their nature do not reflect primary operations, as well as certain other items deemed non-recurring in nature and/or that are not a result of the Company’s primary operations. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for results reported under U.S. GAAP. These non-GAAP financial measures reflect an additional way of viewing aspects of operations that, when viewed with U.S. GAAP results, provide a more complete understanding of the business. The Company strongly encourages investors and shareholders to review the Company’s financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
Reconciliation of net income to adjusted operating profit
The following table reconciles net income (U.S. GAAP) to adjusted operating profit (non-GAAP):

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2024	2023	2024	2023
Net income	$322	$374	$841	$969
Provision for income taxes	111	121	283	318
Interest expense, net	44	47	89	88
Other expense (income), net	—	7	3	5
Operating profit	477	549	1,216	1,380
Corporate restructurings(1)	8	—	8	—
Amortization of acquired intangibles	35	33	69	66
Adjusted operating profit	$520	$582	$1,293	$1,446
(1)For the three and six months ended January 31, 2024, corporate restructuring costs related to incremental costs in connection with establishing a new corporate structure to domicile our ultimate parent company in the United States.

Reconciliation of net income to adjusted net income and adjusted EPS - diluted
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS - diluted (non-GAAP):

	Three months ended
	January 31,
(In millions, except per share amounts)	2024		2023
		per share(1)		per share(1)
Net income	$322	$1.58	$374	$1.80
Corporate restructurings(2)	8	0.04	—	—
Amortization of acquired intangibles	35	0.17	33	0.16
Discrete tax adjustments(3)	(2)	(0.01)	(3)	(0.01)
Tax impact on non-GAAP adjustments(4)	(8)	(0.04)	(8)	(0.04)
Adjusted net income	$355	$1.74	$396	$1.91

Diluted weighted average shares outstanding	203.9		207.8

	Six months ended
	January 31,
(In millions, except per share amounts)	2024		2023
		per share(1)		per share(1)
Net income	$841	$4.12	$969	$4.64
Corporate restructurings(2)	8	0.04	—	—
Amortization of acquired intangibles	69	0.34	66	0.32
Discrete tax adjustments(3)	(2)	(0.01)	(3)	(0.01)
Tax impact on non-GAAP adjustments(4)	(18)	(0.09)	(16)	(0.08)
Adjusted net income	$898	$4.40	$1,016	$4.87

Diluted weighted average shares	204.2		208.8
(1)Per share on a dilutive basis.
(2)For the three and six months ended January 31, 2024, corporate restructuring costs related to incremental costs in connection with establishing a new corporate structure to domicile our ultimate parent company in the United States.
(3)For the three and six months ended January 31, 2024, discrete tax adjustments mainly related to the tax treatment of certain compensation items that were not individually significant. For the three and six months ended January 31, 2023, discrete tax items primarily related to adjustments in connection with amended returns.
(4)For the three and six months ended January 31, 2024 and 2023, the tax impact on non-GAAP adjustments primarily related to the amortization of acquired intangibles.

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
Cash flows
As of January 31, 2024 and July 31, 2023, the Company had cash and cash equivalents of $639 million and $601 million, respectively. In addition to cash, the Company had $2.4 billion of available liquidity from undrawn debt facilities as of January 31, 2024.
As of January 31, 2024, the Company’s total debt was $3.7 billion. The Company anticipates that it will be able to meet its debt obligations as they become due.
Cash flows from operating activities

	Six months ended
	January 31,
(In millions)	2024	2023
Net cash provided by operating activities	$863	$1,171
Net cash provided by operating activities was $863 million for the year-to-date period of fiscal 2024 compared to $1,171 million in the same period in fiscal 2023. The $308 million decrease was primarily driven by changes in inventory period over period. In fiscal year 2024, inventory levels have stabilized in line with customer demand compared to fiscal year 2023 where inventory was decreasing to normalized levels following periods of supply chain disruption. The decreases in cash flow were partially offset by a year-over-year decrease in cash taxes, as well as improved cash collections of receivables.
Cash flows from investing activities

	Six months ended
	January 31,
(In millions)	2024	2023
Net cash used in investing activities	($231)	($425)
Net cash used in investing activities was $231 million for the year-to-date period of fiscal 2024 compared to $425 million in the same period in fiscal 2023.
Capital expenditures totaled $192 million and $242 million for the year-to-date period of fiscal 2024 and fiscal 2023, respectively. These investments were primarily for strategic projects to support future growth, such as new market distribution centers, our branch network and new technology. In addition, the Company invested $67 million and $179 million in new acquisitions for the year-to-date period of fiscal 2024 and fiscal 2023, respectively.

Cash flows from financing activities

	Six months ended
	January 31,
(In millions)	2024	2023
Net cash used in financing activities	($597)	($906)
Net cash used in financing activities was $597 million for the year-to-date period of fiscal 2024 compared with $906 million in the same period in fiscal 2023.
Dividends paid to shareholders were $305 million and $403 million for the year-to-date periods of fiscal 2024 and 2023, respectively.
Share repurchases under the Company’s announced share repurchase program were $250 million and $564 million for the year-to-date periods of fiscal 2024 and fiscal 2023, respectively.
Net repayments of debt were $30 million compared with net proceeds from debt of $70 million for the year-to-date periods of fiscal 2024 and fiscal 2023, respectively. In the year-to-date period of fiscal 2024, the Company repaid $55 million in connection with the maturity of certain Private Placement Notes (as defined below), which was partially offset by net proceeds of $25 million (net of repayments) borrowed under the Receivables Facility. In the same year-to-date period of fiscal 2023, the Company borrowed $500 million of term loans, partially offset by the repayment of $250 million due to the maturity of certain Private Placement Notes and $180 million in net repayments of the Receivables Facility.
Debt facilities
The following section summarizes certain material provisions of our debt facilities. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing this indebtedness.

	As of
(In millions)	January 31, 2024	July 31, 2023
Short-term debt	$150	$55
Long-term debt	3,595	3,711
Total debt	$3,745	$3,766
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc., a wholly-owned subsidiary of the Company, privately placed fixed rate notes in an aggregate principal amount of $800 million and $355 million, respectively (collectively, the “Private Placement Notes”). In November 2023, the Company repaid $55 million of Private Placement Notes that matured. In November 2024, an additional $150 million of such notes will mature.
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
As of January 31, 2024, no borrowings were outstanding under the Revolving Facility.
Receivables Securitization Facility
The Company maintains a Receivables Facility with an aggregate total available amount of $1.1 billion, including a swingline for up to $100 million in same day funding. The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion from time to time, subject to lender participation.
As of January 31, 2024, $75 million borrowings were outstanding under the Receivables Facility.
Other
The Company was in compliance with all debt covenants that were in effect as of January 31, 2024.
See note 5, Debt to the Condensed Consolidated Financial Statements for further details regarding the Company’s debt, as well as notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of the Annual Report.
There have been no significant changes to the Company’s policies on accounting for, valuing or managing the risk of financial instruments during the second quarter of fiscal 2024.
Critical accounting policies and estimates
There have been no material changes to our critical accounting policies as disclosed in the Annual Report.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in the Annual Report.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of January 31, 2024. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As previously disclosed in a Current Report on Form 8-K filed by the Company on March 1, 2024, on February 29, 2024 the Company entered into a merger agreement (the “Merger Agreement”) with Ferguson Enterprises Inc., a newly incorporated corporation under the laws of Delaware (“New TopCo”), and Ferguson (Jersey) 2 Limited, a newly formed Jersey incorporated private limited company and direct, wholly owned subsidiary of New TopCo (“Merger Sub”). The Merger Agreement provides for the merger (the “Merger”) of Merger Sub with and into the Company, with the Company surviving the Merger as a direct, wholly owned subsidiary of New TopCo and Merger Sub ceasing to exist, on the terms and subject to the conditions of the Merger Agreement, including but not limited to shareholder approval of the Merger. Following completion of the Merger, New TopCo would be the Company’s parent company and shareholders of the Company would become holders of common stock of New TopCo in accordance with the terms of the Merger Agreement. Important information about the proposed Merger, including a discussion of the various material risks associated with the Merger and an investment in New TopCo’s common stock, is available in the Registration Statement on Form S-4 filed by Ferguson Enterprises Inc. on March 1, 2024, which includes a preliminary proxy statement of the Company that also constitutes a preliminary prospectus of Ferguson Enterprises Inc. We encourage you to read that entire document carefully.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity shares
The following table presents the number and average price of shares purchased in each month of the second quarter of fiscal 2024:

(In millions, except share count and per share amount)	(a) Total Number of Shares Purchased	(b) Average Prices Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(1)	(d) Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
November 1 - November 30, 2023	298,568	$162.78	298,568	$380
December 1 - December 31, 2023	191,260	$194.06	191,260	$343
January 1 - January 31, 2024	304,927	$189.24	304,927	$285
	794,755		794,755

(1)In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares with the aim of completing the purchases within 12 months. In March 2022, September 2022 and June 2023, the Company announced an increase of $1.0 billion, $0.5 billion and $0.5 billion, respectively, bringing the total authorized share repurchases to $3.0 billion. As of January 31, 2024, the Company has completed $2.7 billion of the total announced $3.0 billion share repurchase program. The Company is currently purchasing shares under a revocable purchase arrangement with repurchases recorded directly to treasury shares as incurred.

Item 6.Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

(a)	Exhibits

Exhibit	Description
2.1
Merger Agreement, dated as of February 29, 2024, by and among Ferguson plc, Ferguson (Jersey) 2 Limited and Ferguson Enterprises Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40066), filed with the SEC on March 1, 2024).

3.1
Memorandum and Articles of Association of Ferguson plc (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40066), filed with the SEC on November 29, 2023).

10.1
Amendment No. 3 to the Ferguson Enterprises, LLC Executive Life Insurance Plan II (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40066), filed with the SEC on December 6, 2023).

10.2
Change in Control Policy for Executive Officers, effective as of February 28, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40066), filed with the SEC on March 1, 2024).

10.3
Form of Non-Employee Director Restricted Stock Unit Award Agreement Pursuant to the Ferguson plc 2023 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40066), filed with the SEC on March 1, 2024).

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
March 6, 2024

Ferguson plc
/s/ William Brundage
Name:	William Brundage
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)