Form 10-Q
period 2024-04-30
Ferguson plc
filed 2024-06-05
CIK 1832433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 31, 2024, the number of outstanding ordinary shares was 201,940,271.

TABLE OF CONTENTS

EXPLANATORY NOTE
As previously disclosed in a Current Report on Form 8-K filed by Ferguson plc (the “Company”) with the Securities and Exchange Commission (“SEC”) on May 31, 2024, the Company held an extraordinary general meeting of shareholders on May 30, 2024 (the “Special Meeting”) at which the Company’s shareholders (i) approved the merger agreement (the “Merger Agreement”), dated as of February 29, 2024, by and among the Company, Ferguson Enterprises Inc., a newly incorporated corporation under the laws of Delaware (“New TopCo”), and Ferguson (Jersey) 2 Limited, a newly formed Jersey incorporated private limited company and direct, wholly owned subsidiary of New TopCo (“Merger Sub”) and (ii) on an advisory basis, voted on other matters relating to certain differences between the Company’s Memorandum and Articles of Association and the proposed Amended and Restated Certificate of Incorporation (the “New TopCo Proposed Certificate of Incorporation”) and proposed Amended and Restated Bylaws (the “New TopCo Proposed Bylaws” and, together with the New TopCo Proposed Certificate of Incorporation, the “New TopCo Proposed Organizational Documents”) of New TopCo. The Merger Agreement provides for the merger (the “Merger”) of Merger Sub with and into the Company, with the Company surviving the Merger as a direct, wholly owned subsidiary of New TopCo and Merger Sub ceasing to exist, at 12:01 a.m. Eastern Time on August 1, 2024 (the “Effective Time”), on the terms and subject to the conditions of the Merger Agreement. Following completion of the Merger, New TopCo would be the Company’s parent company and shareholders of the Company would become holders of common stock of New TopCo in accordance with the terms of the Merger Agreement.
On the terms of, subject to the conditions of and/or in connection with the Merger Agreement at the Effective Time, (i) each ordinary share, par value 10 pence per share, of Ferguson plc (collectively, the “Ferguson Shares” and each a, “Ferguson Share”) that is issued and outstanding at 6:00 p.m. Eastern Time on July 31, 2024 (the “Merger Record Time”) will automatically be cancelled without any repayment of capital and New TopCo will issue as consideration therefor new, duly authorized, validly issued, fully paid and non-assessable shares of common stock, par value $0.0001 per share, of New TopCo (the “New TopCo Common Stock”) to each holder of Ferguson Shares (collectively, the “Ferguson Shareholders” and each, a “Ferguson Shareholder”) on a one-for-one basis for each Ferguson Share held by such Ferguson Shareholder immediately preceding the Merger Record Time and (ii) each depositary interest (collectively, the “U.K. DIs” and each, a “U.K. DI”) issued through CREST by Computershare Investor Services PLC (the “Depositary”) representing a beneficial interest in an issued and outstanding Ferguson Share at the Merger Record Time will be cancelled and a depositary interest representing one share of New TopCo Common Stock will be issued through CREST by the Depositary as consideration therefor to each holder of U.K. DIs on a one-for-one basis for each U.K. DI held by such holder immediately preceding the Merger Record Time. All Ferguson Shares held in treasury will be cancelled as a result of the Merger.
Following completion of the Merger, New TopCo will be the Company’s parent company and will continue to pursue the Company’s current strategic initiatives and business operations. Further information about the expected Merger is available in the definitive proxy statement filed by the Company with the SEC on April 18, 2024 (the “Definitive Proxy Statement”). We encourage you to read that entire document carefully.

CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, the terms “Company,” “Ferguson,” “we,” “us,” and “our” and other similar terms refer to Ferguson plc and its consolidated subsidiaries prior to the Effective Time and to Ferguson Enterprises Inc. and its consolidated subsidiaries after the Effective Time. Except as otherwise specified or the context otherwise requires, references to years indicate our fiscal year ended July 31 of the respective year. For example, references to “fiscal 2024” or similar references refer to the fiscal year ended July 31, 2024.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information included in this quarterly report on Form 10-Q (“Quarterly Report”) is forward-looking, including within the meaning of the Private Securities Litigation Reform Act of 1995, and involves risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Forward-looking statements cover all matters which are not historical facts and include, without limitation, statements or guidance regarding or relating to our future financial position, results of operations and growth, the Merger, the benefits of the Merger, our ability to manage the risks relating to the Merger, plans and objectives for the future including our capabilities and priorities, risks associated with changes in global and regional economic, market and political conditions, ability to manage supply chain challenges, ability to manage the impact of product price fluctuations, our financial condition and liquidity, legal or regulatory changes, and other statements concerning the success of our business and strategies.

Forward-looking statements can be identified by the use of forward-looking terminology, including terms such as “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “intends,” “continues,” “plans,” “projects,” “goal,” “target,” “aim,” “may,” “will,” “would,” “could” or “should” or, in each case, their negative or other variations or comparable terminology and other similar references to future periods. Forward-looking statements speak only as of the date on which they are made. They are not assurances of future performance and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
•the Merger may be delayed, cancelled, suspended or terminated;
•unexpected costs relating to the Merger and other business uncertainties;
•the outcome of any legal proceedings that may be instituted against us following announcement of the Merger and related transactions;
•the risk that the Merger disrupts current plans and operations;
•the risk that Ferguson’s effective tax rate may increase in the future, including as a result of the Merger;
•the risk that Ferguson Shareholders may recognize taxable gain or other income with respect to their Ferguson Shares at the Effective Time;
•unanticipated adverse tax consequences to Ferguson, New TopCo and/or Ferguson Shareholders in connection with the Merger;
•our ability to adapt to operating under the laws of the State of Delaware and changes in shareholder rights as a result of the Merger;
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
•adverse impacts caused by a public health crisis; and
•other risks and uncertainties set forth under the heading “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 as filed with the SEC on September 26, 2023 (the “Annual Report”) and in other filings we make with the SEC in the future.
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

Part I - FINANCIAL INFORMATION
Item 1.Financial Statements
Ferguson plc
Condensed Consolidated Statements of Earnings
(unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net sales	$7,308	$7,140	$21,689	$21,896
Cost of sales	(5,076)	(5,000)	(15,097)	(15,273)
Gross profit	2,232	2,140	6,592	6,623
Selling, general and administrative expenses	(1,522)	(1,435)	(4,503)	(4,376)
Impairments and other charges	—	(127)	—	(127)
Depreciation and amortization	(85)	(81)	(248)	(243)
Operating profit	625	497	1,841	1,877
Interest expense, net	(43)	(48)	(132)	(136)
Other expense, net	(1)	(2)	(4)	(7)
Income before income taxes	581	447	1,705	1,734
Provision for income taxes	(138)	(111)	(421)	(429)
Net income	$443	$336	$1,284	$1,305

Earnings per share - Basic	$2.19	$1.64	$6.32	$6.30

Earnings per share - Diluted	$2.18	$1.63	$6.30	$6.28

Weighted average number of shares outstanding:
Basic	202.6	205.4	203.3	207.1
Diluted	203.2	206.1	203.9	207.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2024	2023	2024	2023
Net income	$443	$336	$1,284	$1,305
Other comprehensive income (loss):
Foreign currency translation adjustments	(19)	(7)	(33)	(25)
Pension adjustments, net of tax impacts of ($1), $0, ($3) and ($1), respectively.	2	4	7	11
Total other comprehensive loss, net of tax:	(17)	(3)	(26)	(14)
Comprehensive income	$426	$333	$1,258	$1,291
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(In millions, except share amounts)	April 30, 2024	July 31, 2023
Assets
Cash and cash equivalents	$691	$601
Accounts receivable, less allowances of $41 and $27, respectively	3,532	3,597
Inventories	4,115	3,898
Prepaid and other current assets	946	953
Assets held for sale	30	28
Total current assets	9,314	9,077
Property, plant and equipment, net	1,692	1,595
Operating lease right-of-use assets	1,511	1,474
Deferred income taxes, net	306	300
Goodwill	2,325	2,241
Other intangible assets, net	767	783
Other non-current assets	543	524
Total assets	$16,458	$15,994

Liabilities and shareholders’ equity
Accounts payable	$3,638	$3,408
Short-term debt	150	55
Current portion of operating lease liabilities	382	366
Other current liabilities	1,359	1,600
Total current liabilities	5,529	5,429
Long-term debt	3,518	3,711
Long-term portion of operating lease liabilities	1,155	1,126
Other long-term liabilities	734	691
Total liabilities	10,936	10,957

Shareholders’ equity:
Ordinary shares, par value 10 pence: 500,000,000 shares authorized, 232,171,182 shares issued	30	30
Paid-in capital	855	809
Retained earnings	9,301	8,557
Treasury shares, 29,993,774 and 27,893,680 shares, respectively at cost	(3,750)	(3,425)
Employee Benefit Trusts, 0 and 274,031 shares, respectively at cost	—	(46)
Accumulated other comprehensive loss	(914)	(888)
Total shareholders' equity	5,522	5,037
Total liabilities and shareholders' equity	$16,458	$15,994
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)

	Three Months Ended April 30, 2024
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 31, 2024	$30	$842	$9,018	($3,575)	($897)	$5,418
Share-based compensation	—	13	—	—	—	13
Net income	—	—	443	—	—	443
Cash dividends declared ($0.79) per share	—	—	(160)	—	—	(160)
Other comprehensive loss	—	—	—	—	(17)	(17)
Share repurchases	—	—	—	(175)	—	(175)
Balance at April 30, 2024	$30	$855	$9,301	($3,750)	($914)	$5,522

	Nine months ended April 30, 2024
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 31, 2023	$30	$809	$8,557	($3,425)	($46)	($888)	$5,037
Share-based compensation	—	44	—	—	—	—	44
Net income	—	—	1,284	—	—	—	1,284
Cash dividends declared ($2.33) per share	—	—	(472)	—	—	—	(472)
Other comprehensive loss	—	—	—	—	—	(26)	(26)
Share repurchases	—	—	—	(351)	—	—	(351)
Shares issued under employee share plans	—	—	(68)	26	45	—	3
Other	—	2	—	—	1	—	3
Balance at April 30, 2024	$30	$855	$9,301	($3,750)	$—	($914)	$5,522

	Three Months Ended April 30, 2023
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 31, 2023	$30	$789	$7,945	($3,151)	($47)	($841)	$4,725
Share-based compensation	—	10	—	—	—	—	10
Net income	—	—	336	—	—	—	336
Other comprehensive loss	—	—	—	—	—	(3)	(3)
Cash dividends declared ($0.75) per share	—	—	(152)	—	—	—	(152)
Share repurchases	—	—	—	(195)	—	—	(195)
Shares issued under employee share plans	—	—	(1)	—	1	—	—
Balance at April 30, 2023	$30	$799	$8,128	($3,346)	($46)	($844)	$4,721

	Nine months ended April 30, 2023
(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trusts	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 31, 2022	$30	$760	$7,594	($2,782)	($107)	($830)	$4,665
Share-based compensation	—	39	—	—	—	—	39
Net income	—	—	1,305	—	—	—	1,305
Other comprehensive loss	—	—	—	—	—	(14)	(14)
Cash dividends declared ($3.41) per share	—	—	(704)	—	—	—	(704)
Share repurchases	—	—	—	(570)	—	—	(570)
Shares issued under employee share plans	—	—	(67)	6	61	—	—
Balance at April 30, 2023	$30	$799	$8,128	($3,346)	($46)	($844)	$4,721

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson plc
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In millions)	Nine months ended
	April 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,284	$1,305
Depreciation and amortization	248	243
Share-based compensation	39	38
Non-cash impact of impairments and net loss on disposal of assets	—	127
Change in deferred income taxes	(14)	(88)
(Increase) decrease in inventories	(194)	315
Decrease in receivables and other assets	107	313
Increase (decrease) in accounts payable and other liabilities	107	(441)
Decrease in income taxes payable	(69)	(12)
Other operating activities	(1)	6
Net cash provided by operating activities of continuing operations	1,507	1,806
Net cash used in operating activities of discontinued operations	—	(4)
Net cash provided by operating activities	1,507	1,802

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(185)	(179)
Capital expenditures	(263)	(361)
Other investing activities	30	(3)
Net cash used in investing activities	(418)	(543)

Cash flows from financing activities:
Purchase of treasury shares	(421)	(784)
Repayments of debt	(1,480)	(2,280)
Proceeds from debt	1,375	2,250
Change in bank overdrafts	19	1
Cash dividends	(465)	(557)
Other financing activities	(23)	(19)
Net cash used in financing activities	(995)	(1,389)
Change in cash, cash equivalents and restricted cash	94	(130)
Effects of exchange rate changes	(8)	20
Cash, cash equivalents and restricted cash, beginning of period	669	785
Cash, cash equivalents and restricted cash, end of period	$755	$675

Supplemental Disclosures:
Cash paid for income taxes	$505	$529
Cash paid for interest	162	156
Accrued capital expenditures	9	11
Accrued dividends	160	153
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
For the nine months ended April 30, 2023 and to conform to current period presentation, the Company has disaggregated the total change in income taxes within the cash flows from operating activities to reflect the changes in deferred income taxes separately from the changes in income taxes payable.
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

	As of
(In millions)	April 30, 2024	July 31, 2023
Cash and cash equivalents	$691	$601
Restricted cash	64	68
Total cash, cash equivalents and restricted cash	$755	$669

Supplier finance program
In October 2023, the Company began a supplier financing program with a third party wherein certain shipping and logistics providers in the United States can opt to receive early payment at a nominal discount. The Company’s standard payment terms under this program is 45 days. All outstanding payables related to the supplier finance program are classified within accounts payable within our unaudited consolidated balance sheets and were $49 million as of April 30, 2024.
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
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company is currently evaluating the ASU to determine the impact on its disclosures.
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
Segment details were as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2024	2023	2024	2023
Net sales:
United States	$6,974	$6,827	$20,667	$20,863
Canada	334	313	1,022	1,033
Total net sales	$7,308	$7,140	$21,689	$21,896
Adjusted operating profit:
United States	$685	$664	$1,976	$2,088
Canada	6	7	38	54

Central and other costs	(17)	(14)	(47)	(39)
Corporate restructurings(1)	(12)	—	(20)	—
Impairments and other charges(2)	—	(127)	—	(127)
Amortization of acquired intangible assets	(37)	(33)	(106)	(99)
Interest expense, net	(43)	(48)	(132)	(136)
Other expense, net	(1)	(2)	(4)	(7)
Income before income taxes	$581	$447	$1,705	$1,734
(1)For the three and nine months ended April 30, 2024, corporate restructuring costs related to incremental costs in connection with establishing a new corporate structure to domicile our ultimate parent company in the United States.
(2)For the three and nine months ended April 30, 2023, impairments and other charges related to the $107 million in software impairment charges in the United States, as well as charges associated with the closure of certain smaller, underperforming branches in the United States.
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

The Company determined that disaggregating net sales by end market at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows may be impacted by economic factors. The disaggregated net sales by end market are as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2024	2023	2024	2023
United States:
Residential	$3,552	$3,534	$10,591	$10,956
Non-residential:
Commercial	2,337	2,231	6,929	6,764
Civil/Infrastructure	599	567	1,740	1,713
Industrial	486	495	1,407	1,430
Total Non-residential	3,422	3,293	10,076	9,907
Total United States	6,974	6,827	20,667	20,863
Canada	334	313	1,022	1,033
Total net sales	$7,308	$7,140	$21,689	$21,896
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
Note 3: Weighted average shares
The following table presents the reconciliation of our basic to diluted weighted average number of shares outstanding:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2024	2023	2024	2023
Basic weighted average shares	202.6	205.4	203.3	207.1
Effect of dilutive shares(1)	0.6	0.7	0.6	0.8
Diluted weighted average shares	203.2	206.1	203.9	207.9

Excluded anti-dilutive shares	—	0.1	—	0.1
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
The Company’s tax provision for each period presented was calculated using an estimated annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods were as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
	2024	2023	2024	2023
Effective tax rate	23.8%	24.8%	24.7%	24.7%
During the three and nine months ended April 30, 2024, there have been no material changes to the Company’s unrecognized tax benefits when compared to those items disclosed in the Annual Report.
Note 5: Debt
The Company’s debt obligations consisted of the following:

	As of
(In millions)	April 30, 2024	July 31, 2023
Variable-rate debt:
Receivables Facility	$—	$50
Term Loan	500	500
Fixed-rate debt:
Private placement notes	850	905
Unsecured senior notes	2,350	2,350
Subtotal	$3,700	$3,805
Less: current maturities of debt	(150)	(55)
Unamortized discounts and debt issuance costs	(19)	(22)
Interest rate swap - fair value adjustment	(13)	(17)
Total long-term debt	$3,518	$3,711
Variable rate debt
The Company maintains a Receivables Securitization Facility (the “Receivables Facility”) that consists of funding for up to $1.1 billion, including a swingline for up to $100 million in same day funding. As of April 30, 2024, no borrowings were outstanding under the Receivables Facility. There was no significant change in interest rates from those disclosed in the Annual Report.
The Company’s Credit Agreement, dated October 7, 2022 (the “Term Loan Agreement”), provides for term loans (“Term Loan”) in an aggregate principal amount of $500 million. There was no significant change in interest rates from those disclosed in the Annual Report.
The Company maintains a revolving credit facility (the “Revolving Facility”) that has aggregate total available credit commitments of $1.35 billion. As of April 30, 2024, no borrowings were outstanding under the Revolving Facility.
Fixed rate debt
In November 2023, the Company repaid $55 million related to the 3.30% private placement notes that matured. In November 2024, an additional $150 million of such notes will mature.
Other
The Company was in compliance with all debt covenants that were in effect as of April 30, 2024.

Note 6: Assets and liabilities at fair value
The Company has not changed its valuation techniques for measuring fair value of any financial assets or liabilities during the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other debt instruments, such as the receivables securitization facility and term loans, approximated their fair values as of April 30, 2024 and July 31, 2023.
The Company’s derivatives (interest rate swaps which are considered fair value hedges) and investments in equity instruments are carried at fair value on the condensed consolidated balance sheets (Level 2 and Level 3 fair value inputs, respectively) and are not material. The notional amount of the Company’s outstanding fair value hedges was $300 million and $355 million as of April 30, 2024 and July 31, 2023, respectively. The notional value of fair value hedges decreased in connection with the repayment of $55 million related to the 3.30% private placement notes that matured in November 2023.
Carrying amounts and the related estimated fair value (Level 2) of the Company’s long-term debt were as follows:

	April 30, 2024		July 31, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured senior notes	$2,333	$2,183	$2,330	$2,195
Private placement notes	849	826	904	871
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
Note 8: Accumulated other comprehensive loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2023	($429)	($459)	($888)
Other comprehensive loss before reclassifications	(35)	(2)	(37)
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Other comprehensive (loss) income	(35)	1	(34)
Balance at October 31, 2023	(464)	(458)	(922)
Other comprehensive income before reclassifications	21	2	23
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive income	21	4	25
Balance at January 31, 2024	(443)	(454)	(897)
Other comprehensive loss before reclassifications	(19)	(1)	(20)
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Other comprehensive (loss) income	(19)	2	(17)
Balance at April 30, 2024	($462)	($452)	($914)

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2022	($420)	($410)	($830)
Other comprehensive loss before reclassifications	(36)	(3)	(39)
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive loss	(36)	(1)	(37)
Balance at October 31, 2022	(456)	(411)	(867)
Other comprehensive income before reclassifications	18	6	24
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive income	18	8	26
Balance at January 31, 2023	(438)	(403)	(841)
Other comprehensive (loss) income before reclassifications	(7)	2	(5)
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive (loss) income	(7)	4	(3)
Balance at April 30, 2023	($445)	($399)	($844)
Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2024	2023	2024	2023
Amortization of actuarial losses	$4	$2	$11	$8
Tax benefit	(1)	—	(3)	(2)
Amounts reclassified from accumulated other comprehensive loss	$3	$2	$8	$6
Note 9: Retirement benefit obligations
The Company maintains pension plans in the U.K. and Canada. The components of net periodic pension cost, which are included in Other expense, net in the condensed consolidated statements of earnings, were as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2024	2023	2024	2023
Interest cost	($15)	($13)	($45)	($38)
Expected return on plan assets	16	12	46	36
Amortization of net actuarial losses	(4)	(2)	(11)	(8)
Net periodic cost	($3)	($3)	($10)	($10)
The impact of exchange rate fluctuations is included on the amortization line above.

Note 10: Shareholders’ equity
The following table presents a summary of the Company’s share activity:

	Three months ended		Nine months ended
	April 30,		April 30,
	2024	2023	2024	2023
Ordinary shares:
Balance at beginning of period	232,171,182	232,171,182	232,171,182	232,171,182
Change in shares issued	—	—	—	—
Balance at end of period	232,171,182	232,171,182	232,171,182	232,171,182
Treasury shares:
Balance at beginning of period	(29,168,420)	(25,619,935)	(27,893,680)	(21,078,577)
Repurchases of ordinary shares	(827,205)	(1,588,636)	(2,319,358)	(6,181,156)
Treasury shares used to settle share-based compensation awards	1,851	—	219,264	51,162
Balance at end of period	(29,993,774)	(27,208,571)	(29,993,774)	(27,208,571)
Employee Benefit Trusts:
Balance at beginning of period	—	(283,604)	(274,031)	(846,491)
Employee Benefit Trust shares used to settle share-based compensation awards	—	7,953	253,212	570,840
Shares sold upon termination of Employee Benefit Trust	—	—	20,819	—
Balance at end of period	—	(275,651)	—	(275,651)
Total shares outstanding at end of period	202,177,408	204,686,960	202,177,408	204,686,960
Two Employee Benefit Trusts had been previously established in connection with the Company’s discretionary share award plans and long-term incentive plans. As of January 31, 2024, each of these trusts had been terminated with all shares disbursed or sold. The proceeds from shares sold upon termination of the Employee Benefit Trusts were $4 million and included in other financing activities in the statement of cash flow.
Share Repurchases
The Company is currently purchasing shares under a revocable purchase arrangement with repurchases recorded directly to treasury shares as incurred. As of April 30, 2024, the Company has completed $2.9 billion of the total announced authorized program.
In June 2024, the Company extended the share repurchase program by an additional $1.0 billion. As such, the Company is currently purchasing shares under an authorization that allows up to $4.0 billion in share repurchases.
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
•Performance vested awards (“performance vested”) typically vest following three-year performance cycles. The number of ordinary shares issued varies based upon the Company’s performance against an adjusted operating profit measure. The fair value of the award is based on the closing share price on the date of grant.

•Long-term incentive awards granted to Executive Directors (“LTI-ED”) typically vest following three-year performance cycles. The number of ordinary shares issued varies based upon multiple performance metrics as described below.
For LTI-ED awards granted prior to fiscal 2023, the number of ordinary shares to be issued upon vesting will vary based on Company measures of inflation-indexed earnings per share (“EPS”), cash flow and total shareholder return (“TSR”) compared to a peer company set. Based on the performance conditions of these awards granted prior to fiscal 2023, these awards are treated as liability-settled awards. As such, the fair value of these awards are initially determined at the date of grant and are remeasured at each balance sheet date until the liability is settled. Dividend equivalents accrue during the vesting period. As of April 30, 2024 and July 31, 2023, the total liability recorded in connection with these grants was $7 million and $13 million, respectively.
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
The following table summarizes the share-based compensation awards activity for the nine months ended April 30, 2024:

	Number of shares	Weighted average grant date fair value
Outstanding at July 31, 2023	1,158,673	$111.57
Time vested awards granted	112,579	160.82
Performance vested awards granted	209,945	158.16
LTI-ED, equity-settled awards granted	32,050	149.37
Share adjustments based on performance	38,178	198.72
Vested	(471,691)	98.86
Forfeited	(25,405)	126.65
Outstanding at April 30, 2024	1,054,329	$135.74
The following table relates to time vested, performance vested and LTI-ED award activity:

Nine months ended
April 30,
(In millions, except per share amounts)	2024
Fair value of awards vested	$77
Weighted average grant date fair value per share granted	$158.21
The following table relates to all share-based compensation awards:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2024	2023	2024	2023
Share-based compensation expense (within SG&A)	$15	$11	$39	$38
Income tax benefit	4	3	10	10
The total unrecognized share-based compensation expense at April 30, 2024 was $62 million and is expected to be recognized over a weighted average period of 2.1 years.

Note 12: Acquisitions
The Company acquired six businesses during the nine months ended April 30, 2024. Each of the acquired businesses is engaged in the distribution of plumbing, HVAC and infrastructure related products and was acquired to support growth. In each of the Company’s acquisitions, the Company has substantially purchased the acquiree's business and therefore all transactions have been accounted for as a business combination pursuant to FASB Accounting Standards Codification (ASC) 805.
The following table summarizes the preliminary purchase price allocation for the assets acquired and liabilities assumed in regards to the Company's acquisitions:

(In millions)
Intangible assets:
Trade names and brands	$5
Customer relationships	81
Other	5
Cash and cash equivalents	1
Trade and other receivables	33
Inventories	35
Property, plant and equipment	3
Right of use assets	12
Trade and other payables	(28)
Lease liabilities	(12)
Deferred tax	(3)
Other	(2)
Total	130
Goodwill	92
Consideration	$222
Satisfied by:
Cash	$186
Deferred & other consideration	36
Total consideration	$222
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
The goodwill on these acquisitions is attributable to the anticipated profitability of the new markets and product ranges to which the Company has gained access and additional profitability, operating efficiencies and other synergies available in connection with existing markets. Goodwill acquired during the nine months ended April 30, 2024 that was attributed to the United States and Canada segments were $55 million and $37 million, respectively. Goodwill that is expected to be deductible for tax purposes is $79 million.
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

The businesses acquired during the year-to-date period of fiscal 2024 contributed $53 million to net sales and $4 million in losses to the Company’s income before income tax, including acquired intangible asset amortization, transaction and integration costs for the period between the applicable date of acquisition and April 30, 2024. Acquisition costs during the nine months ended April 30, 2024 were not material. Acquisition costs are expensed as incurred and included in SG&A in the Company’s consolidated statements of earnings.
The net outflow of cash related to business acquisitions is as follows:

Nine months ended
(In millions)	April 30, 2024
Purchase consideration	$186
Cash, cash equivalents and bank overdrafts acquired	(1)
Cash consideration paid, net of cash acquired	185
Deferred and contingent consideration(1)	26
Net cash outflow in respect of the purchase of businesses	$211

(1) Included in other financing activities in the Condensed Consolidated Statements of Cash Flows.
Pro forma disclosures
If each acquisition had been completed on the first day of the prior fiscal year, the Company’s unaudited pro forma net sales would have been:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2024	2023	2024	2023
Pro forma net sales	$7,328	$7,213	$21,848	$22,107
The impact on income before income tax, including additional amortization, transaction costs and integration costs would not be material in the three and nine months ended April 30, 2024 and 2023.
These unaudited pro forma results do not necessarily represent financial results that would have been achieved had the acquisition actually occurred at the beginning of the prior fiscal year.
Note 13: Related party transactions
For the nine months ended April 30, 2024, the Company purchased $8 million of delivery, installation and related administrative services from a company that is, or is an indirect wholly-owned subsidiary of a company that is, controlled or significantly influenced by a Ferguson Non-Employee Director. In the three and nine months ended April 30, 2023, the Company purchased $9 million and $22 million, respectively, of such services. These services were purchased on an arm’s-length basis. In December 2023, this related party relationship ended. As a result, in the three months ended April 30, 2024 we did not have, nor do we expect in the future to have, any services provided by this company which would constitute a related party transaction. No material amounts are due to any related party entities.
Note 14: Subsequent event
The Company held a Special Meeting on May 30, 2024 at which the Company’s shareholders voted on the establishment of a new corporate structure to domicile the Company’s ultimate parent company in the United States and other related governance matters. Shareholders approved the transaction and, subject to the satisfaction of the conditions to the completion of the transaction, the effective date is expected to be August 1, 2024.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding the Company’s operational and financial performance for the three and nine months ended April 30, 2024 and 2023, respectively. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing in “Item 1. Financial Statements” of this Quarterly Report (the “Condensed Consolidated Financial Statements”) and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of the Annual Report.
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
The following table presents highlights of the Company’s performance for the periods below:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net sales	$7,308	$7,140	$21,689	$21,896
Operating profit	625	497	1,841	1,877
Net income	443	336	1,284	1,305

Earnings per share - diluted	2.18	1.63	6.30	6.28

Net cash provided by operating activities			1,507	1,802

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	674	657	1,967	2,103
Adjusted earnings per share - diluted	2.32	2.20	6.72	7.07

(1) The Company uses certain non-GAAP measures, which are not defined or specified under U.S. GAAP. See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
For the third quarter of fiscal 2024, net sales increased by 2.4% compared to the third quarter of fiscal 2023, primarily due to higher sales volume, incremental revenue from acquisitions and the benefit of one additional sales day, partially offset by price deflation (approximately 2%).
For the third quarter of fiscal 2024, operating profit increased by 25.8% (adjusted operating profit increased 2.6%), compared with the third quarter of fiscal 2023. The year-over-year change was attributed to not having the software impairment and other charges recorded in the third quarter of fiscal 2023, as well as higher sales and the associated gross profit in the third quarter of fiscal 2024, which includes the benefit of one additional sales day, partially offset by higher operating costs.
For the third quarter of fiscal 2024, diluted earnings per share was $2.18 (adjusted diluted earnings per share: $2.32), increasing 33.7% compared to the prior fiscal year period (5.5% on an adjusted basis) due to higher net income and the impact of share repurchases.
Net cash provided by operating activities decreased to $1.5 billion in the year-to-date period of fiscal 2024 compared with $1.8 billion in the same period in fiscal 2023, primarily reflecting changes in inventory period-over-period and lower net income after adjusting for non-cash items, partially offset by other working capital improvements.

Results of Operations

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2024	2023	2024	2023
Net sales	$7,308	$7,140	$21,689	$21,896
Cost of sales	(5,076)	(5,000)	(15,097)	(15,273)
Gross profit	2,232	2,140	6,592	6,623
Selling, general and administrative expenses	(1,522)	(1,435)	(4,503)	(4,376)
Impairments and other charges	—	(127)	—	(127)
Depreciation and amortization	(85)	(81)	(248)	(243)
Operating profit	625	497	1,841	1,877
Interest expense, net	(43)	(48)	(132)	(136)
Other expense, net	(1)	(2)	(4)	(7)
Income before income taxes	581	447	1,705	1,734
Provision for income taxes	(138)	(111)	(421)	(429)
Net income	$443	$336	$1,284	$1,305
Net sales
Net sales were $7.3 billion in the third quarter of fiscal 2024, an increase of $0.2 billion, or 2.4%, compared with the same period in fiscal 2023. The increase in net sales was driven by higher sales volume, incremental sales from acquisitions of 1.7%, as well as the benefit of one additional sales day in the quarter of 1.6%. These increases were partially offset by price deflation of approximately 2%, mainly within certain commodity categories. The Company’s increase in net sales was primarily driven by its United States segment, mainly due to growth in non-residential sales, along with a slight increase in residential sales.
Net sales were $21.7 billion in the year-to-date period of fiscal 2024, a decrease of $0.2 billion, or 0.9%, compared with the same period in fiscal 2023. The decrease in net sales was primarily driven by price deflation of approximately 2%, mainly within certain commodity categories, along with lower sales volume. These decreases were partially offset by incremental sales from acquisitions of 1.9% and the benefit of one additional sales day of 0.4% in the year-to-date comparison. The Company’s decrease in net sales in the year-to-date period was primarily driven by its United States segment, mainly due to declines in residential sales.
For further discussion on the Company’s net sales, see the “Segment results” section below.
Gross profit
Gross profit in the third quarter of fiscal 2024 increased $92 million, or 4.3%, compared with the same period in fiscal 2023, primarily reflecting increased net sales. Gross profit as a percentage of sales was 30.5% and 30.0% in the third quarters of fiscal 2024 and fiscal 2023, respectively. The increase of 0.5% primarily reflected favorable product mix, partially offset by deflation in certain commodity categories.
Gross profit in the year-to-date period of fiscal 2024, decreased $31 million, or 0.5%, compared with the same period in fiscal 2023, primarily reflecting lower sales. Gross profit as a percentage of sales was 30.4% and 30.2% in the year-to-date periods of fiscal 2024 and fiscal 2023, respectively. The increase of 0.2% primarily reflected favorable product mix, partially offset by deflation in certain commodity categories.
Selling, general and administrative (“SG&A”) expenses
SG&A expenses in the third quarter of fiscal 2024 increased $87 million, or 6.1%, compared with the same period in fiscal 2023. SG&A as a percentage of sales was 20.8% and 20.1% in the third quarters of fiscal 2024 and fiscal 2023, respectively. The increase in SG&A as a percent of sales primarily reflects the impact of wage and infrastructure cost inflation, corporate restructuring costs and the impact of acquisitions.

SG&A expenses in the year-to-date period of fiscal 2024, increased $127 million, or 2.9%, compared with the same period in fiscal 2023. SG&A as a percentage of sales was 20.8% and 20.0% in the year-to-date period of fiscal 2024 and fiscal 2023, respectively. The increase in SG&A as a percent of sales primarily reflects lower sales and the impact of wage and infrastructure cost inflation, corporate restructuring costs and the impact of acquisitions.
Net interest expense
Net interest expense was $43 million in the third quarter of fiscal 2024 compared with $48 million compared with the same period in fiscal 2023. In the year-to-date periods, net interest expense was $132 million in fiscal 2024 compared with $136 million in fiscal 2023. The decrease in interest expense was due to lower average borrowings over the respective periods compared with the prior year.
Income tax
Income tax expense was $138 million for the third quarter of fiscal 2024, an increase of $27 million, or 24.3%, compared to the same period in fiscal 2023 in connection with higher income before income taxes. In the year-to-date period of fiscal 2024, income tax expense was $421 million, a decrease of $8 million, or 1.9%, compared to the same period in fiscal 2023, mainly due to lower income before income taxes. The Company’s effective tax rates were 23.8% and 24.8% for the third quarters of fiscal 2024 and 2023, respectively. The decrease in the effective tax rate was primarily due to a discrete tax benefit recorded in the third quarter of fiscal 2024 related to the releases of uncertain tax positions due to the lapsing of statute of limitations.
The Company’s effective tax rates for the year-to-date periods of fiscal 2024 and 2023 were about even at 24.7%.
As discussed in the Explanatory Note to this Quarterly Report, the Company’s shareholders approved the Merger Agreement on May 30, 2024. As such, the Company expects to record in the fourth quarter of fiscal 2024, a one-time, non-cash deferred tax charge of between $75 million and $135 million, driven by the elimination of certain pre-existing U.K. tax attributes of the Company.
Net income
Net income for the third quarter and year-to-date periods of fiscal 2024 was $443 million and $1,284 million, respectively. These represented an increase in net income of $107 million, or 31.8%, and a decrease of $21 million, or 1.6%, compared to the respective periods in fiscal 2023 due to the various elements described in the sections above.
Segment results
United States

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2024	2023	2024	2023
Net sales	$6,974	$6,827	$20,667	$20,863
Adjusted operating profit	685	664	1,976	2,088
Net sales for the United States segment were $7.0 billion in the third quarter of fiscal 2024, an increase of $0.1 billion, or 2.2%, compared to the same period in fiscal 2023. The increase in net sales was primarily driven by higher sales volume, incremental sales from acquisitions of 1.5%, as well as the benefit of one additional sales day in the quarter of 1.6%. These increases were partially offset by price deflation of approximately 2%, mainly within certain commodity categories. Net sales in non-residential markets increased 3.9% in connection with growth in Commercial and Civil/Infrastructure sales compared with the same period in fiscal 2023. Net sales in residential markets increased 0.5%.
On a year-to-date basis, net sales for the United States segment were $20.7 billion in fiscal 2024, a decrease of $0.2 billion, or 0.9%, compared to the same period in fiscal 2023. The decrease in net sales was primarily driven by price deflation of approximately 2%, mainly within certain commodity categories, along with lower sales volume. These decreases were partially offset by incremental sales from acquisitions of 1.9% and the benefit of one additional sales day of 0.4% in the year-to-date comparison. Net sales in residential markets decreased 3.3%, while net sales in non-residential markets increased 1.7% in connection with growth in Commercial and Civil/Infrastructure sales compared with the same period in fiscal 2023.
Adjusted operating profit for the United States segment was $685 million for the third quarter of fiscal 2024, an increase of $21 million, or 3.2%, compared to the same period in fiscal 2023, primarily reflecting higher gross profit in connection with higher sales, which includes the benefit of one additional sales day, partially offset by the impact of wage and infrastructure cost inflation, along with the impact of acquisitions.
On a year-to-date basis, adjusted operating profit for the United States segment was $1,976 million in fiscal 2024, a decrease of $112 million, or 5.4%, compared to the same period in fiscal 2023, primarily reflecting lower gross profit due to lower sales, as well as the impact of wage and infrastructure cost inflation, along with the impact of acquisitions.
Canada

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2024	2023	2024	2023
Net sales	$334	$313	$1,022	$1,033
Adjusted operating profit	6	7	38	54
Net sales for the Canada segment were $334 million in the third quarter of fiscal 2024, an increase of $21 million, or 6.7%, compared to the same period in fiscal 2023. This increase in net sales was primarily driven by incremental sales from an acquisition of 5.1%, the combined impact of one additional sales day and foreign exchange rates of 2.2% and price inflation of approximately 1%, partially offset by lower sales volumes.
On a year-to-date basis, net sales for the Canada segment were $1,022 million in fiscal 2024, a decrease of $11 million, or 1.1%, compared to the same period in fiscal 2023. The sales decrease was primarily driven by lower sales volume, as well as the impact of foreign currency exchange rates of 1.0%, partially offset by price inflation of approximately 2%, the incremental sales from an acquisition of 1.5% and the benefit of one additional sales day of 0.7%.
Adjusted operating profit for the Canada segment in the third quarter decreased slightly due to higher operating costs, while adjusted operating profit decreased in the year-to-date period of fiscal 2024 due to lower sales and higher operating costs compared to the same period of fiscal 2023.

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

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2024	2023	2024	2023
Net income	$443	$336	$1,284	$1,305
Provision for income taxes	138	111	421	429
Interest expense, net	43	48	132	136
Other expense, net	1	2	4	7
Operating profit	625	497	1,841	1,877
Corporate restructurings(1)	12	—	20	—
Impairments and other charges(2)	—	127	—	127
Amortization of acquired intangibles	37	33	106	99
Adjusted operating profit	$674	$657	$1,967	$2,103
(1)For the three and nine months ended April 30, 2024, corporate restructuring costs related to incremental costs in connection with establishing a new corporate structure to domicile our ultimate parent company in the United States.
(2)For the three and nine months ended April 30, 2023, impairments and other charges related to the $107 million in software impairment charges in the United States, as well as charges associated with the closure of certain smaller, underperforming branches in the United States.

Reconciliation of net income to adjusted net income and adjusted EPS - diluted
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS - diluted (non-GAAP):

	Three months ended
	April 30,
(In millions, except per share amounts)	2024		2023
		per share(1)		per share(1)
Net income	$443	$2.18	$336	$1.63
Corporate restructurings(2)	12	0.06	—	—
Impairments and other charges(3)	—	—	127	0.62
Amortization of acquired intangibles	37	0.18	33	0.16
Discrete tax adjustments(4)	(11)	(0.06)	(1)	(0.01)
Tax impact on non-GAAP adjustments(5)	(9)	(0.04)	(41)	(0.20)
Adjusted net income	$472	$2.32	$454	$2.20

Diluted weighted average shares outstanding	203.2		206.1

	Nine months ended
	April 30,
(In millions, except per share amounts)	2024		2023
		per share(1)		per share(1)
Net income	$1,284	$6.30	$1,305	$6.28
Corporate restructurings(2)	20	0.10	—	—
Impairments and other charges(3)	—	—	127	0.61
Amortization of acquired intangibles	106	0.52	99	0.48
Discrete tax adjustments(4)	(13)	(0.07)	(4)	(0.02)
Tax impact on non-GAAP adjustments(5)	(27)	(0.13)	(57)	(0.28)
Adjusted net income	$1,370	$6.72	$1,470	$7.07

Diluted weighted average shares outstanding	203.9		207.9
(1)Per share on a dilutive basis.
(2)For the three and nine months ended April 30, 2024, corporate restructuring costs related to incremental costs in connection with establishing a new corporate structure to domicile our ultimate parent company in the United States.
(3)For the three and nine months ended April 30, 2023, impairments and other charges related to the $107 million in software impairment charges in the United States, as well as charges associated with the closure of certain smaller, underperforming branches in the United States.
(4)For the three and nine months ended April 30, 2024, discrete tax adjustments related to the release of uncertain tax positions due to the lapsing of statute of limitations, as well as the tax treatment of certain compensation items that were not individually significant. For the three and nine months ended April 30, 2023, discrete tax items primarily related to adjustments in connection with amended returns.
(5)For the three and nine months ended April 30, 2024, the tax impact on non-GAAP adjustments primarily related to the amortization of acquired intangibles. For the three and nine months ended April 30, 2023, the tax impact on non-GAAP adjustments primarily related to the tax impact on the impairments and other charges, along with the amortization of acquired intangibles.

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
Cash flows
As of April 30, 2024 and July 31, 2023, the Company had cash and cash equivalents of $691 million and $601 million, respectively. In addition to cash, the Company had $2.5 billion of available liquidity from undrawn debt facilities as of April 30, 2024.
As of April 30, 2024, the Company’s total debt was $3.7 billion. The Company anticipates that it will be able to meet its debt obligations as they become due.
Cash flows from operating activities

	Nine months ended
	April 30,
(In millions)	2024	2023
Net cash provided by operating activities	$1,507	$1,802
Net cash provided by operating activities was $1,507 million for the year-to-date period of fiscal 2024 compared to $1,802 million in the same period in fiscal 2023. The $295 million decrease was primarily driven by changes in inventory, along with the timing of receivables collections and lower earnings in fiscal 2024 after adjusting for non-cash charges. In fiscal 2024, inventory levels have stabilized in line with customer demand compared to fiscal 2023 where inventory was decreasing to normalized levels following periods of supply chain disruption. These decreases in cash flow were partially offset by a net increase in payables, due to the timing of vendor payments and a decrease in cash paid for income taxes.
Cash flows from investing activities

	Nine months ended
	April 30,
(In millions)	2024	2023
Net cash used in investing activities	($418)	($543)
Net cash used in investing activities was $418 million for the year-to-date period of fiscal 2024 compared to $543 million in the same period in fiscal 2023.
Capital expenditures totaled $263 million and $361 million for the year-to-date period of fiscal 2024 and fiscal 2023, respectively. These investments were primarily for strategic projects to support future growth, such as new market distribution centers, our branch network and new technology. In addition, the Company invested $185 million and $179 million in new acquisitions for the year-to-date period of fiscal 2024 and fiscal 2023, respectively.

Cash flows from financing activities

	Nine months ended
	April 30,
(In millions)	2024	2023
Net cash used in financing activities	($995)	($1,389)
Net cash used in financing activities was $995 million for the year-to-date period of fiscal 2024 compared with $1,389 million in the same period in fiscal 2023.
Dividends paid to shareholders were $465 million and $557 million for the year-to-date periods of fiscal 2024 and 2023, respectively.
Share repurchases under the Company’s announced share repurchase program were $421 million and $784 million for the year-to-date periods of fiscal 2024 and fiscal 2023, respectively.
Net repayments of debt were $105 million compared with $30 million for the year-to-date periods of fiscal 2024 and fiscal 2023, respectively. In the year-to-date period of fiscal 2024, the Company repaid $55 million in connection with the maturity of certain Private Placement Notes (as defined below) and $50 million under the Receivables Facility. In the same year-to-date period of fiscal 2023, the Company repaid $250 million due to the maturity of certain Private Placement Notes and $280 million in net repayments of the Receivables Facility, partially offset by proceeds from the $500 million of term loans.
Debt facilities
The following section summarizes certain material provisions of our debt facilities. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing this indebtedness.

	As of
(In millions)	April 30, 2024	July 31, 2023
Short-term debt	$150	$55
Long-term debt	3,518	3,711
Total debt	$3,668	$3,766
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
As of April 30, 2024, no borrowings were outstanding under the Revolving Facility.
Receivables Securitization Facility
The Company maintains a Receivables Facility with an aggregate total available amount of $1.1 billion, including a swingline for up to $100 million in same day funding. The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion from time to time, subject to lender participation.
As of April 30, 2024, no borrowings were outstanding under the Receivables Facility.
Other
The Company was in compliance with all debt covenants that were in effect as of April 30, 2024.
See note 5, Debt to the Condensed Consolidated Financial Statements for further details regarding the Company’s debt, as well as notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of the Annual Report.
There have been no significant changes to the Company’s policies on accounting for, valuing or managing the risk of financial instruments during the third quarter of fiscal 2024.
Critical accounting policies and estimates
There have been no material changes to our critical accounting policies as disclosed in the Annual Report.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in the Annual Report.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2024. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to New TopCo
The rights of stockholders under Delaware law may differ from the rights of shareholders under Jersey law. Moreover, the City Code, which currently applies to Ferguson plc, will not apply to any takeover offer for New TopCo.
Currently, your rights as a Ferguson Shareholder arise under the laws of Jersey, as well as the Memorandum and Articles of Association of Ferguson plc, as currently in effect (the “Ferguson Governing Documents”). Upon effectiveness of the Merger, your rights as a stockholder of New TopCo will arise under Delaware law, as well as the New TopCo Proposed Organizational Documents. The New TopCo Proposed Organizational Documents and Delaware law contain provisions that differ in certain respects from those in the Ferguson Governing Documents and Jersey law and, therefore, some of your rights as a shareholder will change materially.
For instance, Jersey law constrains the ability of Jersey companies to limit the liability of directors for breaches of duty. A Jersey company may only exempt from liability, and indemnify directors and officers for liabilities incurred in defending proceedings where a judgment in favor of the director or officer is obtained or the director or officer is acquitted, proceedings are discontinued or settled (such that in the opinion of a majority of disinterested directors, the concerned director or officer was substantially successful on merits), to anyone other than the company if the director or officer acted in good faith with a view to the best interests of the company, in connection with judicial relief from liability for negligence, default, breach of duty or breach of trusts, or in a case in which the company normally maintains insurance for persons other than directors.
However, upon effectiveness of the Merger, it is expected that, pursuant to the New TopCo Proposed Certificate of Incorporation, the directors and certain officers will not be personally liable to New TopCo or any of its stockholders for monetary damages for breach of fiduciary duty as a director or officer to the fullest extent permitted by the Delaware General Corporation Law, as in effect from time to time (the “DGCL”). Currently the DGCL does not permit exculpation for: (i) a director or officer for any breach of the director’s or officer’s duty of loyalty to New TopCo or its stockholders; (ii) a director or officer for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) a director for unlawful payment of dividends or unlawful stock repurchases or redemptions, as provided under Section 174 of the DGCL; (iv) a director or officer for any transaction from which the director or officer derived an improper personal benefit or (v) an officer in any action by or in the right of the corporation.
Moreover, the City Code on Takeovers and Mergers, issued and administered by the Panel on Takeovers and Mergers of the U.K. (the “City Code”), which currently applies to Ferguson plc, will not apply to any takeover offer for New TopCo due to its incorporation in Delaware, meaning that, upon effectiveness of the Merger, Ferguson Shareholders will no longer be afforded the specific protections provided by the City Code. For a further description of your rights following the Merger and how they may differ from your current rights, please see the section entitled “Comparison of Corporate Governance and Shareholder Rights” in the Definitive Proxy Statement. All Ferguson Shareholders are encouraged to read each of the New TopCo Proposed Certificate of Incorporation and the New TopCo Proposed Bylaws, substantially in the form attached to the Definitive Proxy Statement as Annex B and Annex C, respectively.
The price of New TopCo Common Stock may be negatively impacted, and Ferguson Shareholders may suffer losses, as a result of the different rights afforded to Ferguson Shareholders following effectiveness of the Merger and the loss of the protections provided by the City Code.

Provisions in the New TopCo Proposed Certificate of Incorporation and New TopCo Proposed Bylaws under Delaware law could discourage another company from acquiring New TopCo and may prevent attempts by New TopCo stockholders to replace or remove its current management.

Provisions in the New TopCo Proposed Certificate of Incorporation and New TopCo Proposed Bylaws, which will become effective at the Effective Time, may discourage, delay or prevent a merger, acquisition or other change in control of New TopCo that certain stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for New TopCo Common Stock, thereby depressing the market price of New TopCo Common Stock. In addition, these provisions may frustrate or prevent any attempts by stockholders of New TopCo to replace or remove its current management by making it more difficult for stockholders to replace members of the Board of Directors of New TopCo (the “New TopCo Board”).
Among other things, these provisions:
•provide the New TopCo Board the right to issue one or more series of preferred stock, par value $0.0001 per share, of New TopCo (“New TopCo Preferred Stock”) and to determine the price and other terms of those shares, including preferences and voting rights, without shareholder approval;
•authorize a number of shares of stock that are not yet issued, which would allow the New TopCo Board to issue shares to persons friendly to current management without offering pre-emptive rights to existing stockholders;
•permit the New TopCo Board to amend the New TopCo Proposed Bylaws, which may allow the New TopCo Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt;
•prohibit stockholders from taking action by written consent;
•provide the New TopCo Board with the sole authority to determine the number of directors of the New TopCo Board and to fill vacancies on the New TopCo Board (whether resulting from any increase in the authorized number of directors or otherwise); and
•establish advance notice and other requirements for nominations of candidates for election to the New TopCo Board or for proposing matters that can be acted on by stockholders at the annual or special meetings of stockholders.
As a Delaware corporation, New TopCo will be subject to provisions of Delaware law, including Section 203 of the DGCL. Section 203 of the DGCL provides (in general) that, unless certain conditions have been met, New TopCo may not engage in a business combination with an interested stockholder (generally defined as a stockholder of New TopCo, together with his or her affiliates or associates, who owns more than 15% of New TopCo’s voting stock) for a period of three years after the time of the transaction in which the person became an interested stockholder. The prohibition on business combinations with interested stockholders does not apply in some cases, including if: (1) the New TopCo Board, prior to the time of the transaction in which the stockholder became an interested stockholder, approves the business combination or the transaction in which the stockholder becomes an interested stockholder; (2) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock (excluding stock owned by certain persons) of New TopCo outstanding at the time the transaction commenced; or (3) at or after the time of the person became an interested stockholder, the New TopCo Board and the holders of at least two-thirds of the outstanding voting stock not owned by the interested stockholder approve, at an annual or special meeting of stockholders, and not by written consent, the business combination. Any provision of the New TopCo Proposed Certificate of Incorporation, the New TopCo Proposed Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for New TopCo stockholders to receive a premium for their New TopCo Common Stock and affect the price that some investors are willing to pay for the New TopCo Common Stock.

The New TopCo Proposed Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between New TopCo and its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with New TopCo or its directors, officers, employees, agents or stockholders.
The New TopCo Proposed Certificate of Incorporation provides that, subject to certain exceptions, the Court of Chancery of the State of Delaware (the “Court of Chancery”) will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of New TopCo, (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) by, or other wrongdoing by, any current or former director, officer, employee, agent or stockholder of New TopCo to New TopCo or New TopCo’s stockholders, (iii) any action asserting a claim against New TopCo or any current or former director, officer, employee, agent or stockholder of New TopCo arising out of or relating to any provision of the DGCL, the New TopCo Proposed Certificate of Incorporation or the New TopCo Proposed Bylaws, (iv) any action to interpret, apply, enforce or determine the validity of the New TopCo Proposed Certificate of Incorporation or the New TopCo Proposed Bylaws, (v) any action asserting a claim against New TopCo or any current or former director, officer, employee, agent or stockholder of New TopCo governed by the internal affairs doctrine, (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL or (vii) any action as to which the DGCL confers jurisdiction on the Court of Chancery. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the New TopCo Proposed Certificate of Incorporation provides that, unless New TopCo consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the U.S. will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”) against New TopCo or any director, officer, employee or agent of New TopCo.
These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with New TopCo or its directors, officers, employees, agents or stockholders and this limitation may have the effect of discouraging lawsuits or make New TopCo securities less attractive to investors. For example, stockholders who bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to New TopCo than to its stockholders.
It should also be noted that Section 22 of the U.S. Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the U.S. Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Due to such concurrent jurisdiction, there is uncertainty as to whether a court would enforce the exclusive forum provision in the New TopCo Proposed Certificate of Incorporation in respect of causes of action arising under the U.S. Securities Act against New TopCo or any director, officer, employee or agent of New TopCo. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the U.S. Securities Act against New TopCo, its directors, officers, employees, agents or stockholders in a venue other than in the federal district courts of the U.S. In such instance, New TopCo would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of the New TopCo Proposed Certificate of Incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and New TopCo cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provisions in the New TopCo Proposed Certificate of Incorporation to be inapplicable or unenforceable in an action, New TopCo may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm New TopCo’s business.
The New TopCo Proposed Certificate of Incorporation provides that any person purchasing or otherwise acquiring or holding any interest in shares of capital stock of New TopCo shall be deemed to have notice of and to have consented to the exclusive forum provisions described above. However, these exclusive forum provisions may not apply to suits brought to enforce a duty or liability vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, such as those created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

Risks Related to the Merger
Failure to complete the Merger could negatively affect the stock price and the future business and financial results of Ferguson.
Completion of the Merger is subject to the satisfaction or waiver of several conditions precedent listed in the Merger Agreement. Ferguson and New TopCo may not satisfy all of the closing conditions in the Merger Agreement. There can be no assurance that the conditions to the closing of the Merger will be satisfied or, where applicable, waived or that the Merger will be completed. If the closing conditions are not satisfied or waived, the Merger will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause Ferguson and New TopCo to lose some or all of the intended benefits of the Merger.
Furthermore, if the Merger is not completed for any reason without realizing any of the benefits of having completed the Merger, Ferguson may experience negative reactions from the financial markets, including negative impacts on its stock prices.
If the Merger fails to qualify as a “reorganization” within the meaning of Section 368(a) of the Code or tax-free exchange within the meaning of Section 351 of the Code, U.S. Holders (as defined below) may recognize taxable gain as a result of the Merger.
Ferguson intends for the Merger to qualify as a “reorganization” within the meaning of Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a tax-free exchange within the meaning of Section 351 of the Code, or both (collectively, the “Intended Tax Treatment”), and Ferguson and New TopCo intend to file tax returns consistent with this Intended Tax Treatment. The position of Ferguson is not binding on the Internal Revenue Service (the “IRS”) or the courts, and Ferguson does not intend to request a ruling from the IRS with respect to the Merger. Accordingly, there can be no assurance that the IRS will not challenge the Intended Tax Treatment or that a court will not sustain such a challenge. If the IRS were to be successful in any such contention, or if for any other reason the Intended Tax Treatment were to not be respected for U.S. federal income tax purposes, the Merger could be a taxable event to the U.S. Holders. Ferguson Shareholders are urged to consult with their own tax advisors with respect to the tax consequences of the Merger.
For purposes of this discussion, a “U.S. Holder” is a beneficial owner of Ferguson Shares (including Ferguson Shares underlying U.K. DIs) who or that, for U.S. federal income tax purposes, is or is treated as:
•an individual who is a citizen or resident of the U.S.,
•a corporation organized in or under the laws of the U.S., any state thereof or the District of Columbia,
•an estate, the income of which is subject to U.S. federal income tax regardless of its source, or
•a trust that (1) is subject to the primary supervision of a U.S. court and the control of one or more “U.S. persons” (within the meaning of Section 7701(a)(30) of the Code) or (2) was in existence on August 20, 1996, and has a valid election in effect to be treated as a U.S. person for U.S. federal income tax purposes.

Following the Merger, Non-U.S. Holders (as defined below) may be subject to U.S. federal income tax.
In general, any distributions made to a Non-U.S. Holder with respect to New TopCo Common Stock, to the extent paid out of New TopCo’s current or accumulated earnings and profits (as determined under U.S. federal income tax principles), will constitute dividends for U.S. federal income tax purposes and, provided such dividends are not effectively connected with such Non-U.S. Holder’s conduct of a trade or business within the U.S. (and, if required by an applicable income tax treaty, attributable to a U.S. permanent establishment or fixed base maintained by such Non-U.S. Holder), will be subject to withholding tax from the gross amount of the dividend at a rate of 30%, unless such Non-U.S. Holder is eligible for a reduced rate of withholding tax under an applicable income tax treaty and provides proper certification of its eligibility for such reduced rate (usually on an IRS Form W-8BEN or W-8BEN-E, as applicable). Dividends paid by New TopCo to a Non-U.S. Holder that are effectively connected with such Non-U.S. Holder’s conduct of a trade or business within the U.S. (and, if required by an applicable income tax treaty, attributable to a U.S. permanent establishment or fixed base maintained by such Non-U.S. Holder) will generally not be subject to U.S. federal withholding tax, provided such Non-U.S. Holder complies with certain certification and disclosure requirements (usually by providing an IRS Form W-8ECI). Instead, such dividends will generally be subject to U.S. federal income tax, net of certain deductions, at the same graduated individual or corporate rates applicable to U.S. Holders. If the Non-U.S. Holder is a corporation, dividends that are effectively connected income may also be subject to a “branch profits tax” at a rate of 30% (or such lower rate as may be specified by an applicable income tax treaty). For more information about the tax considerations with respect to such matters, see the section entitled “Material U.S. Federal Income Tax Considerations” in the Definitive Proxy Statement.

For purposes of this discussion, a “Non-U.S. Holder” is any beneficial owner of Ferguson Shares (including Ferguson Shares underlying U.K. DIs) who or that is neither a U.S. Holder nor an entity classified as a partnership for U.S. federal income tax purposes.
Ferguson’s effective tax rate may increase in the future, including as a result of the Merger.
In connection with the Merger, Ferguson anticipates recognizing a one-time, non-cash deferred tax charge of between $75 million to $135 million in the fourth quarter of fiscal 2024, the quarter in which shareholders approved the Merger, driven by the elimination of certain pre-existing U.K. tax attributes of Ferguson. In addition, Ferguson anticipates that, following the Merger, the amount of taxable income which it generates in the U.K. may not be sufficient to fully realize the tax benefits associated with certain future expenses (including, without limitation, future contributions to Ferguson’s U.K. pension plans).
Apart from the one-time charge and certain future expenses discussed above, the Company’s Board of Directors currently anticipates that the Merger on its own will have an immaterial impact on our effective tax rate, as tax reforms in the U.K. and Switzerland relating to global minimum tax policies are in any event expected to reduce the benefit of our current structure and increase our effective tax rate. However, following the Merger, the income of Ferguson will be subject to U.S. federal income tax as well as income tax in other jurisdictions. Currently applicable income tax laws, regulations, treaties and judicial and administrative interpretations of these laws, regulations and treaties in the U.S. and other jurisdictions may cause Ferguson’s effective tax rate to fluctuate significantly beyond our current projections. In light of these factors, there can be no assurance that Ferguson’s effective tax rate will not be materially affected in future periods.
Moreover, U.S. tax laws significantly limit Ferguson’s ability to redomicile outside of the U.S. once the Merger has been consummated. Accordingly, if Ferguson’s effective tax rate were to increase significantly as a result of the Merger, the business and financial performance of Ferguson could be adversely affected.
If the Merger fails to qualify for “reorganisation of share capital” treatment pursuant to Section 136 of the Taxation of Chargeable Gains Act 1992, U.K. Holders (as defined below) may recognize taxable gain as a result of the Merger.
Ferguson intends for the Merger to qualify as a “reorganisation of share capital” pursuant to Section 136 of the Taxation of Chargeable Gains Act 1992 for the purposes of U.K. taxation of chargeable gains (the “Intended U.K. CGT Treatment”). Ferguson has obtained statutory clearance from His Majesty’s Revenue and Customs (“HMRC”) (under Section 138 of the Taxation of Chargeable Gains Act 1992) that HMRC are satisfied that the Merger will be effected for bona fide commercial reasons and will not form part of a scheme of arrangement of which the main purpose, or one of the main purposes, is avoidance of liability to U.K. taxation of chargeable gains (“U.K. CGT”). However, while this statutory clearance confirms the non-application of certain anti-avoidance provisions, there can be no assurance that HMRC will not challenge the Intended U.K. CGT Treatment on other grounds or that a court will not sustain such a challenge. If HMRC were to be successful in any such contention, or if for any other reason the Intended U.K. CGT Treatment were to not be respected for U.K. tax purposes, the Merger could be a taxable event to Ferguson Shareholders for U.K. CGT purposes. Ferguson Shareholders are urged to consult with their own tax advisors with respect to the tax consequences of the Merger.
For purposes of this discussion, a “U.K. Holder” refers to shareholders who are resident, and in the case of individuals domiciled, for tax purposes in (and only in) the U.K. (except insofar as express reference is made to the treatment of non-U.K. residents), who hold their Ferguson Shares and will hold their New TopCo Common Stock as an investment (other than where a tax exemption applies, for example where the Ferguson Shares or the New TopCo Common Stock are held in an individual savings account or pension arrangement) and who are the absolute beneficial owner of both the Ferguson Shares and New TopCo Common Stock and any dividends paid on them.

Non-U.S. Holders and Non-U.K. Holders may recognize taxable gain as a result of the Merger.
Ferguson has not analyzed the impact of the Merger in all jurisdictions and it is possible that the Merger would be viewed as taxable to shareholders in jurisdictions other than the U.S. and U.K. Ferguson Shareholders are urged to consult with their own tax advisors with respect to their specific tax consequences of the Merger.

We have funding risks related to our defined benefit pension plans.
We operate a variety of pension plans, including funded and underfunded defined benefit schemes in Canada and the U.K. Our pension trustees and plan sponsors aim to match the liabilities with a portfolio of assets, comprising debt securities alongside diversified growth assets and further investments designed to hedge the underlying interest and inflation risk inherent in the associated liabilities. The market value of these assets can rise and fall over time, which impacts the funding position of the plan. The U.K. defined benefit pension plan (the “U.K. Plan”), our largest defined benefit plan, is closed to future service costs and has a buy-in insurance policy which covers a large proportion of the existing participants. Following the completion of our disposal of Wolseley UK Limited on January 29, 2021, we retained future responsibility for the U.K. Plan, as the ongoing liabilities were not transferred to the purchaser.
As required by U.K. pensions regulation, the U.K. Plan completed its triennial actuarial valuation exercise, which is measured on a technical provisions basis, based on the U.K. Plan’s financial position as of April 30, 2022. The triennial valuation resulted in a need for deficit reduction contributions of £133 million spread over the period to January 31, 2026, of which we have paid £38 million as of January 31, 2024. New funding requirements will apply to the next triennial valuation of the U.K. Plan (as of April 30, 2025), requiring the plan to target a funding level where dependency on the employer is low. Although we broadly comply with the funding target principles under these new funding requirements as of our April 30, 2022 valuation, the U.K. pensions regulator’s code for the new requirements has yet to be finalized. If the code changes from current expectations, it could lead to employer deficit reduction contributions changing. In addition to required contributions, we make voluntary contributions at the discretion of management. The potential requirement to pay such additional sums, due to factors such as a deterioration in economic conditions or changes in actuarial assumptions, could have an adverse effect on our financial condition.
Furthermore, the U.K. pensions regulator could take action (for example civil, criminal, monetary and non-monetary penalties) in situations where the “employer covenant” of a defined benefit plan—the willingness and ability of the sponsor to fund the plan—has been detrimentally affected in a material way or where corporate activity, such as certain corporate activities we will undertake in connection with the Merger, poses a materially detrimental risk to accrued plan benefits. The consequences of successful civil and criminal actions include fines, and (in the case of civil actions) requirements to provide further funding for the plan, for both the sponsor and its connected group companies. In addition, actions by the trustees of our pension plans or any material revisions to the existing pension legislation could result in us being required to incur significant additional costs immediately or in short time frames. Such costs, in turn, could have an adverse effect on our financial condition.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity shares
The following table presents the number and average price of shares purchased in each month of the third quarter of fiscal 2024:

(In millions, except share count and per share amount)	(a) Total Number of Shares Purchased	(b) Average Prices Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(1)	(d) Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
February 1 - February 29, 2024	189,523	$199.45	189,523	$248
March 1 - March 31, 2024	279,760	$213.14	279,760	$188
April 1 - April 30, 2024	357,922	$216.98	357,922	$110
	827,205		827,205

(1)In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares. In March 2022, September 2022 and June 2023, the Company announced an increase of $1.0 billion, $0.5 billion and $0.5 billion, respectively, bringing the total authorized share repurchases to $3.0 billion. As of April 30, 2024, the Company had completed $2.9 billion of the total announced $3.0 billion repurchase program. In June 2024, the Company extended the share repurchase program by an additional $1.0 billion. As such, the Company is currently purchasing shares under an authorization that allows up to $4.0 billion in share repurchases.
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

10.1
Change in Control Policy for Executive Officers, effective as of February 28, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40066), filed with the SEC on March 1, 2024).

10.2
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
June 5, 2024

Ferguson plc
/s/ William Brundage
Name:	William Brundage
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)